Form 10-Q
period 2006-03-31
Omrix Biopharmaceuticals, Inc.
filed 2006-05-10
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________________
Commission file number 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2147005
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

630 Fifth Avenue, 22nd Floor
New York, New York	10111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 887-6500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐          NO ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐           NO ☑
     Number of shares outstanding of the registrant’s Common Stock as of May 8, 2006: 14,370,243 shares.

Omrix Biopharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Omrix Biopharmaceuticals, Inc.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars, in thousands)

	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,494	$2,662
Trade receivables, net of allowance for doubtful accounts of $22 and $28 at December 31, 2005 and March 31, 2006, respectively	5,344	8,116
Prepaid expenses and other current assets	2,200	3,022
Inventory	6,793	11,243

Total current assets	20,831	25,043

Long-term receivables	404	402

Property, plant and equipment, net	4,352	4,327

Deferred charges and other assets	703	675

Total assets	$26,290	$30,447

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	December 31,	March 31,
	2005	2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term credit from banks and current maturities of long-term loans	$5,079	$5,064
Accounts payable and accruals:
Trade	6,589	8,387
Other	5,685	5,842

Total current liabilities	17,353	19,293

Long-term liabilities:
Long-term loans, net of current maturities	3,878	3,190
Convertible promissory notes	2,148	2,200
Deferred revenues	7,526	7,246
Other long-term liabilities	948	973

Total long-term liabilities	14,500	13,609

Total liabilities	31,853	32,902

Commitments and contingent liabilities
Stockholders’ deficiency:
Common stock of $0.01 par value—
Authorized: 14,545,454 and 43,636,364 shares at December 31, 2005 and March 31, 2006, respectively; Issued: 10,885,996 and 10,939,868 shares at December 31, 2005 and March 31, 2006, respectively; Outstanding: 10,878,871 and 10,932,743 shares at December 31, 2005 and March 31, 2006, respectively;	109	109
Preferred stock of $0.01 par value—
Authorized: 909,090 and 7,272,727 shares at December 31, 2005 and March 31, 2006, respectively; Issued and outstanding: None at December 31, 2005 and March 31, 2006;	—	—
Additional paid-in capital	87,314	87,693
Deferred stock-based compensation	(104)	(97)
Treasury stock, at cost (7,125 shares at December 31, 2005 and March 31, 2006)	(44)	(44)
Accumulated other comprehensive loss	(766)	(1,278)
Accumulated deficit	(92,072)	(88,838)

Total stockholders’ deficiency	(5,563)	(2,455)

Total liabilities and stockholders’ deficiency	$26,290	$30,447

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Operations (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2006
Revenues:
Product sales	$5,230	$10,158
Development services and grants	671	1,144

Total revenues	5,901	11,302

Cost of revenues:
Product sales	4,573	5,359
Development services and grants	586	789

Total cost of revenues	5,159	6,148

Gross profit	742	5,154
Research and development, clinical and regulatory expenses, net	557	691
Selling, marketing, general and administrative expenses	1,052	1,511

Operating income (loss)	(867)	2,952
Financial income (expenses), net	(22,950)	282

Net income (loss)	$(23,817)	$3,234

Accrued dividend and induced conversion of Preferred stock and warrants	6,491	—

Net income (loss) for common stockholders	$(17,326)	$3,234

Net income (loss) per share—
Basic net income (loss) per share of common stock	$(1.80)	$0.30

Diluted net income (loss) per share of common stock	$(2.27)	$0.29

Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share	9,637,655	10,882,462

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income (loss) per share	9,700,595	11,167,446

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(23,817)	$3,234
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	175	216
Amortization of intangible assets	—	14
Amortization of deferred charges	134	14
Increase in accrued severance pay, net	5	27
Accrued interest and exchange differences on long-term loans	(4)	(27)
Non cash stock-base compensation expenses	33	51
Inventory write-offs	51	77
Unrealized foreign exchange differences, net	1,095	(494)
Interest and amortization of discount on convertible notes	148	52
Financing charges related to inducement and extinguishment of convertible notes and warrants(1)	20,932	—
Decrease (increase) in trade receivables, net	37	(2,771)
Decrease (increase) in prepaid expenses and other current assets	664	(397)
Increase in inventory	(371)	(4,510)
Increase (decrease) in accounts payable and accruals:
Trade	72	1,390
Other	771	105
Deferred revenues	(245)	(280)

Net cash used in operating activities	(320)	(3,299)

Cash flows from investing activities:
Purchase of property, plant and equipment	(257)	(144)
Repayment of long-term deposits, net	6	1

Net cash used in investing activities	(251)	(143)

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Three Months Ended March 31,
	2005	2006
	(U.S. dollars in thousands)
Cash flows from financing activities:
Short-term credit from banks, net	(236)	16
Debt issuance costs	(138)	—
Costs relating to Initial Public Offering (IPO)	—	(38)
Proceeds from long-term loans	2,925	—
Repayment of long-term loans	(107)	(691)
Proceeds from exercise of options	—	333
Proceeds from issuance of warrants	75	—

Net cash provided by (used in) financing activities	2,519	(380)

Translation differences from cash balances of subsidiary	37	(10)

Increase (decrease) in cash and cash equivalents	1,985	(3,832)
Balance of cash and cash equivalents at beginning of period	5,489	6,494

Balance of cash and cash equivalents at end of period	$7,474	$2,662

(1) In connection with the Recapitalization Agreement, the Company recorded the following:
Issuance of common stock	$74
Conversion of convertible promissory notes	(9,501)
Conversion of convertible notes	(24,407)
Conversion of preferred stock	(5,313)
Conversion of warrants	1,785
Common stock issuance costs	127
Additional paid-in capital	58,167

Financing charges related to inducement and extinguishment of convertible notes	$20,932

(2) Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$210

(3) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$131	$47

Non-cash investments in costs relating to IPO deferred charges	$—	$374

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(U.S. dollars, in thousands, except share and per share data)
NOTE 1: GENERAL
Omrix Biopharmaceuticals, Inc. (“the Company” or “Omrix”) is a biopharmaceutical company that develops and markets innovative biological products for the biosurgical and passive immunotherapy markets. The Company’s research and development and manufacturing activities are performed mainly by its Israeli subsidiary, Omrix Biopharmaceuticals Ltd. (“Omrix Ltd.”) and its European activities are performed mainly by its European subsidiary, Omrix Biopharmaceuticals S.A. (“Omrix S.A.”).
Subsequent to the balance sheet date, the Company consummated an initial public offering (the “IPO”) of its common stock in which the Company sold 3,437,500 shares of common stock at $10.00 per share for net proceeds of $30,008. Following the initial public offering, the underwriters exercised their option to purchase an additional 515,625 shares of common stock bringing the net proceeds to $34,803.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
a. Unaudited Interim Financial Information:
The accompanying condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months period ended March 31, 2005 and 2006, and the condensed consolidated statements of cash flows for the three-months period ended March 31, 2005 and 2006 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months period ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.
The consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005 included in our registration statement on Form S-1 dated April 20, 2006.
b. Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
c. Financial statements in U.S. dollars:
The accompanying financial statements have been prepared in U.S. dollars.
Omrix Ltd. conducts the majority of its operations in Israel. The majority of its revenues and expenses are denominated in U.S. dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which Omrix Ltd. operates. Thus, the functional and reporting currency of Omrix Ltd. is the U.S. dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of the Financial Accounting Standards Board No. 52, “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

Omrix S.A.’s functional currency has been determined to be its local currency. Accordingly, assets and liabilities are translated at year-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive loss, “foreign currency translation adjustments” in the consolidated statements of changes in stockholders’ deficiency.
d. Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
e. Stock-based compensation:
1.	Until December 31, 2005 the Company accounted for its employee stock option plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the compensation cost relating to stock options is charged on the date of grant of such options, to stockholders’ deficiency, under deferred compensation, and is thereafter amortized as expense by the straight-line method over the vesting period.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods to voluntary transition to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect for the method used on reported results.

As provided for in SFAS No. 148, the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options. Compensation expense, if any, was generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense was recognized with respect to stock options issued to employees or directors, such expense was amortized over the vesting period of such options.

For pro forma disclosures purposes that were provided under the provisions of SFAS No. 123 the company estimated the fair value of each option granted through December 31, 2005 on the date of its grant using the minimum value method.

2.	Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123(R), this accounting treatment was optional and pro forma disclosures were required. The Company adopted SFAS 123R using the prospective transition method, which is explained below.

The Company adopted SFAS 123(R) using the prospective-transition because all prior grants were measured using the minimum value method for Statement 123 required pro forma disclosures. As such, the Company will continue to apply APB 25 in future periods to equity awards outstanding at the date of Statement 123(R) adoption that were measured using the minimum value method. Under this transition method, any compensation costs that will be recognized from January 1, 2006 will include only compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

In accordance with the provisions of SFAS No. 123(R), a nonpublic entity that used the minimum value method for pro forma disclosure purposes under the original provisions of SFAS No. 123 is not required to continue to provide those pro forma disclosures for outstanding awards at the transition date.

As a result of applying the prospective transition method and since the Company has not granted any option to employees during the three-month period ended March 31, 2006, the adoption of SFAS No. 123(R) had no impact on the Company’s net income for the three-month period ended March 31, 2006.

The fair value of any stock-based awards will be estimated using the Black-Scholes option valuation model for any grant starting

January 1, 2006. The use of the Black-Scholes option valuation model is a change in the Company’s method of valuing options. The Company had to change its option valuation method as a result of the adoption of SFAS No. 123(R) and as a result of its first filing, in January 18, 2006, with the Security and Exchange Commission in preparation for its initial public offering (See also Note 1). Since no options were granted during the period there was no effect on the consolidated Statements of operations, as a result of the change in method, for the three months ended March 31, 2006.

The following table presents the stock option activity for the three months ended March 31, 2006:

		Weighed-	Aggregate
	Number of	average	Intrinsic
	Options	exercise price	Value
Outstanding at December 31, 2005	591,927	$8.84	—
Granted	—	—	—
Forfeited	—	—	—
Exercised	(53,872)	6.19	—

Outstanding at March 31, 2006	538,055	9.11	—
Exercisable at March 31, 2006	234,636	8.40	—
Vested and expected to vest	444,509
The weighted-average remaining contractual term of the outstanding options at March 31, 2006 was 5.89 years. As of March 31, 2006, there is no unrecognized compensation cost related to stock options that is expected to be recognized in future periods. As of March 31, 2006, there is unrecognized deferred stock compensation of $97 related to restricted stock granted to employee. Since the restriction on the shares was removed upon closing of the IPO, this compensation will be recorded entirely in the second quarter of 2006.

3.	The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123 and EITF 96-18 require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.
f. Recently issued accounting pronouncements in the United States:
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.
g. Reclassification:
Certain comparative data in these financial statements have been reclassified to conform with current year’s presentation.

NOTE 3: INVENTORY

	December 31,	March 31,
	2005	2006
		(unaudited)
Raw materials	$2,691	$5,343
Products in progress	394	376
Finished products(1)	3,708	5,524

	$6,793	$11,243

(1)	At December 31, 2005 and March 31, 2006 includes inventory at a customer site, for which revenue was not yet recognized, in a total amount of $1,421 and $1,493, respectively.
For the year ended December 31, 2005 and for the three-months period ended March 31, 2006 the Company wrote-off approximately $100 and $77, respectively, to reflect products with short term expiration dates and product market prices that are lower than cost. These write-offs were included in the cost of revenues.
NOTE 4: CONVERTIBLE PROMISSORY NOTES
a. Composed as follows:

	December 31,	March 31,
	2005	2006
		(unaudited)
Principal	$1,967	$1,967
Accrued interest	181	233

	$2,148	$2,200

b. In August 2002, the Company issued two series of 10% secured convertible promissory notes (the “Convertible Promissory Notes”) in the amount of $11,132 of which $5,600 amended the Convertible Promissory Notes that were issued in 2001. The Convertible Promissory Notes were due in August 2004. In addition to interest payments, certain Convertible Promissory Notes entitled the holders to a payment of $1.5 million upon maturity. This additional payment is recorded as additional interest and recognized over the term of the notes. The Convertible Promissory Notes could only be converted into common stock upon the closing of the Company’s “next equity financing”, as defined in the Convertible Promissory Notes, at 80% of the purchase price then paid by the investors. In addition, the Convertible Promissory Notes carried certain yield preferences upon a “change of control,” as defined in the Convertible Promissory Notes. On August 30, 2004, the Company repaid part of the Convertible Promissory Notes in a principal amount plus accrued interest of $3,657. The maturity date for the balance of the principal of the remaining Convertible Promissory Notes, in the amount of $8,632, was deferred to January 29, 2005. No beneficial conversion feature was recorded in connection with the Convertible Promissory Notes.
Issuance costs relating to the Convertible Promissory Notes, in the amount of $180, were recorded as deferred charges and were amortized to interest expense over the life of the notes, using the interest method.
c. In January 2005, certain Convertible Promissory Notes, representing a principal amount of $7,149, were converted as part of the Recapitalization Agreement in consideration for 1,990,309 shares of common stock. Note holders that did not participate in the Recapitalization Agreement, holding a principal amount of $1,483, entered into a new Convertible Promissory Note agreement which matures on December 31, 2007 and that carries an annual interest rate of 10%. These new Convertible Promissory Notes are not readily convertible and may only be converted upon the closing of the Company’s “next equity financing” as defined in the Convertible Promissory Notes agreements, into shares issued in the next equity financing at the lower of 80% of the purchase price then paid by the investors and $6.19 per share. No beneficial conversion feature was recorded in connection with these new Convertible Promissory Notes.
d. Subsequent to the balance sheet date and following the Company’s Initial Public Offering the Convertible Promissory Notes’ holders exercised their right for notes redemption, including a contingent IPO premium, bringing the redemption to a total of approximately $3,800.

NOTE 5: SHORT-TERM CREDIT FROM BANKS AND LONG-TERM LOANS
a. Long-term loans:

	Annual
	interest rate at
	March 31,	December 31,	March 31,
	2006	2005	2006
			(unaudited)
Bank loans(1)	5-7.45%	$2,011	$1,738
Hercules loans(2)	11.45%	4,703	4,257
Less—current maturities		(2,836)	(2,805)

		$3,878	$3,190

(1)	The bank loans are denominated in NIS. The loans at December 31, 2005 mature in 2006-2008.

(2)	See also c below.
b. Short-term bank credit and loans:

	Annual
	weighted
	average
	interest rate at
	March 31,	December 31,	March 31,
	2006	2005	2006
			(unaudited)
Short-term credit from bank	7.41%	$2,243	$2,088
Short-term loan		—	171
Current maturities of long-term loans		2,836	2,805

		$5,079	$5,064

c. On March 31, 2005, the Company entered into a loan agreement with Hercules Technology Growth Capital (the “Hercules loan”) to borrow up to $5,000 by October 1, 2005. This loan bears interest at a rate of 11.45% per annum. The Company used the entire facility, which is due by March 2008.
According to the Hercules loan, the Company is obligated to pay interest on the first day of each month until October 1, 2005, followed by equal monthly installments of principal plus accrued interest through March 1, 2008. The Hercules loan can be repaid at any time with a premium over the remaining principal equal to 2.5% if repayment is prior to March 31, 2006, 1.25% if it is between March 31, 2006 and March 31, 2007 and 0.5% if it is after March 31, 2007.
The Hercules loan was followed by the issuance of a warrant to Hercules for the purchase of up to 54,372 shares of common stock at a price of $11.50 per share. This warrant expires on the earlier of March 31, 2012 or three years after the consummation of an IPO. On the commitment date, the Company allocated the proceeds between the Hercules loan and the warrant as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) (see also Note 13f). As a result, the Company recorded debt discount arising from the fair value allocation to the warrant in the total amount of $75, which is amortized as interest expense over the term of the loan using the interest method.
Issuance costs allocated to the Hercules loan, in the amount of $162, were recorded as deferred charges and are amortized to interest expense over the life of the loan.

NOTE 6: COMMITMENTS AND CONTINGENT LIABILITIES
a. Under the terms of the Lease Agreement with MDA , the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments due to MDA. Such guarantee is to be maintained for a period of six months after the Company vacates the manufacturing facility. In addition, the Company has provided MDA with a security interest on inventory of uncompleted products and raw materials.
b. As security for its liabilities to banks, the Company recorded fixed charges (where a specific asset is assigned as collateral security for a debt) on property and equipment of Omrix Ltd. and floating charges (where a specific asset is only attached to a charge when it crystallizes) on various assets of Omrix Ltd.
c. Subsequent to the balance sheet date, the Company and the CEO entered into a new employment agreement (“the New Agreement”) that replaced all former agreements with the CEO. Under the New Agreement, which became effective upon the consummation of the Company’s initial public offering, the CEO will receive $400 as annual base salary paid monthly and additional remuneration of other costs such as relocation and living expenses. In addition, the CEO is entitled to 36,364 shares of the Company’s common stock.
NOTE 7: STOCKHOLDERS’ DEFICIENCY
a. Recapitalization agreement:
On January 13, 2005, the Company, its stockholders, all Convertible Notes holders and certain Convertible Promissory Note holders entered into an agreement for the conversion of securities of the Company into common stock (the “Recapitalization Agreement”) and certain other agreements regarding stockholders’ rights.
Pursuant to the Recapitalization Agreement, the Company exchanged all of the Convertible Notes, part of the Convertible Promissory Notes and certain warrants that were issued in connection with the Convertible Notes, into shares of common stock. In addition, the Company induced the conversion of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into shares of common stock. The number of shares of common stock issued to each instrument holder was stated in the Recapitalization Agreement between the Company and all participating investors.
The financial statements for the three months period ended March 31, 2006, include financing charges in the amount of $20,932 related to the induced conversion of the Convertible Notes as required under SFAS 84, “Induced Conversion” and related to the extinguishment of the Convertible Promissory Notes that were not readily convertible on the recapitalization date, as required by APB Opinion No. 26, “Early Extinguishments of Debt.”
In addition, these financial statements include an amount of $6,491 attributed to the excess carrying amount of preferred stock and warrants over the value of common stock received by their holders upon conversion of preferred stock and warrants pursuant to the Recapitalization Agreement as required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” and EITF D-53, “Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock.”
In addition, expenses incurred with respect to the Recapitalization Agreement in the amount of $635 were allocated between the different components of the transaction. $509 of those costs were recorded as financial expenses in the consolidated statement of operations for the three months period ended March 31, 2006.
b. Initial public offering:
On April 26, 2006, the Company consummated an IPO in which the Company sold 3,437,500 shares of common stock at a price of $10 per share. In May 2006, the IPO underwriters exercised their option to purchase an additional 515,625 shares of common stock. Net proceeds to the Company from the IPO, including from the underwriters option mentioned above, after underwriters commission and expenses, were $34,803.
The consummation of the IPO triggered the acceleration of stock options vesting, resulting in the realization of approximately $436 of compensation expenses. In addition, following the consummation of the IPO, the holders of the Company’s Convertible Promissory Notes exercised their option to redeem these notes with a premium of approximately $1.6 million which will be recorded as financial expenses in the second quarter of 2006.
NOTE 8: NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted earnings (losses) per share:
a. Numerator:

	Three Months Ended March 31,
	2005	2006
Net income (loss) available to common stockholders for basic net income (loss) per share	$(17,326)	$3,234
Induced conversion of Preferred stock	(4,706)	—

Net income (loss) available to common stockholders for diluted net income (loss) per share	$(22,032)	$3,234

b. Denominator:

	Three Months Ended March 31,
	2005	2006
	Number of shares
Weighted average number of shares of common stock for basic net income (loss) per share of common stock	9,637,655	10,882,462
Effect of dilutive securities: Shares of preferred stock	62,940	—
Options and warrants to employees and non-employees service providers	—	284,984

Denominator for diluted net income (loss) per share of common stock	9,700,595	11,167,446

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that provide the company’s current expectations or forecasts of future events. Forward-looking statements include statements about the company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section below entitled ''Risk Factors’’ and in the section entitled “Management’s discussion and analysis of financial condition and results of operations” in our Prospectus as filed with the Securities and Exchange Commission on April 21, 2006. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Unless required by law, we undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
We are a commercial-stage biopharmaceutical company that develops and markets innovative biological products. We utilize our proprietary protein purification technology and manufacturing know-how to develop biosurgical and passive immunotherapy products. Our biosurgical product line includes products and product candidates that are used or are intended to be used for hemostasis and other surgical applications. Our passive immunotherapy product line includes antibody-rich products and product candidates for the treatment of immune deficiencies and infectious diseases, including potential biodefense applications.
Below is a brief description of our products and product candidates:
Biosurgical
Crosseal/ Quixil: our marketed liquid fibrin sealant product used for hemostasis in surgical procedures marketed as Crosseal in the U.S. and as Quixil outside the U.S. by Ethicon, Inc., a Johnson and Johnson company.
Crosseal II/ Quixil II: our second generation liquid fibrin sealant product candidate that we are developing in collaboration with Ethicon. It differs from our current fibrin sealant in that it does not require a stabilizing agent to slow the natural dissolution of the clot.
Biological Hemostatic Device or BHD: our novel biological hemostatic dressing that we are developing, in collaboration with Ethicon. This product candidate builds on our Crosseal II/Quixil II technology and is designed for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites.
Thrombin stand-alone and flowable thrombin: our thrombin stand-alone product candidate is being developed with Ethicon for general surgical use, primarily for use in neurosurgery, as a product extension of our fibrin sealant. Our flowable thrombin product candidate is also being developed with Ethicon and combines our thrombin stand-alone product candidate with a medical device provided by Ethicon.
Passive Immunotherapy
Vaccinia Immunoglobulin or VIG: our product for treatment of smallpox vaccine-related complications. We supply VIG to government organizations.
High-Titer Vaccinia Immunoglobulin or HT-VIG: our product candidate to provide more concentrated form of VIG that can be used in smaller volumes for the same indication and we believe can also be used for the treatment of smallpox.
Intravenous Immunoglobulin or IVIG: our product primarily used to provide ongoing treatment for diseases and disorders of the body’s immune system by providing a broad selection of antibodies that mimic a healthy immune system. We market IVIG in Israel for immune deficiency indications.

Hepatitis B Immunoglobulin or HBIG: our product used to prevent reinfection of a transplanted liver with hepatitis B virus, or HBV, in patients with chronic HBV infection. We market HBIG Israel for this indication.
West Nile Immunoglobulin or WNIG: our product candidate that we are developing to treat severe infection with the West Nile virus.
In April 2006, subsequent to the balance sheet date, we consummated an initial public offering of our common stock in which we issued 3,437,500 shares of common stock at $10.00 per share for net proceeds of approximately $30 million. In May 2006, the initial public offering underwriters exercised their over allotment option resulting in the issuance of an additional 515,625 shares of common stock for net proceeds of approximately $4.8 million.
Our revenues are derived from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development services and grants. We derive product sales revenues and development services and grants revenues from both our biosurgical and passive immunotherapy product lines. Our biosurgical product sales revenues are comprised of unit sales and revenue recognition of upfront fees and milestone payments under our collaboration agreements. For the three months periods ended March 31, 2005 and 2006, 85% and 90%, respectively, of our biosurgical product sales were generated from unit sales. Our passive immunotherapy product sales revenues are generated primarily from product sales. Our biosurgical product line generates development services revenues from our collaborators in connection with our research and development services, while the passive immunotherapy product line generates these revenues from government grants.
During the three months ended March 31, 2006, our biosurgical product line and our passive immunotherapy product line generated approximately 33% and 66%, respectively, of our revenues. In the three month period ended March 31, 2006, approximately 1% of revenues were generated by sales of other plasma-derived products, such as Factor VIII and albumin, that we ceased producing; revenues from these products are not included in either our biosurgical or passive immunotherapy revenues. Beginning in 2004, we began to reduce production of these products due to price erosion.
Our functional currencies are the U.S. dollar and the Euro, which are the primary currencies of the economic environments in which we operate. Our consolidated financial statements include the financial statements of our Belgian subsidiary, Omrix Biopharmaceuticals S.A., which are translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards, or SFAS, No. 52, “Foreign Currency Translation.” Omrix Biopharmaceuticals S.A. is primarily engaged in European regulatory affairs, marketing and logistics support. Because our reporting currency is the dollar, fluctuations in the Euro-dollar exchange rate have an impact on our intercompany balances and therefore on our operating results. In addition, we expect to be paid in British pounds under the contract we were awarded by the United Kingdom to provide VIG to the United Kingdom Department of Health. Therefore, we expect to be exposed to fluctuations in the British pound-dollar exchange rate through 2006.

Results of Operations
Three months ended March 31, 2005 and 2006
Revenues
Our revenues increased by $5.4 million, or 92%, from $5.9 million for the three months ended March 31, 2005 to $11.3 million for the three months ended March 31, 2006. This increase is the result of a 94% increase in product sales revenues and a 70% increase in development services and grants revenues.
Our revenues for each of our product lines for the three months ended March 31, 2005 and 2006 are presented in the table below, as well as revenues from other plasma-derived products.

	Three Months Ended
	March 31,
	2005	2006
Biosurgical products
Product sales	$1,658	$2,760
Development services	564	938

	2,222	3,698

Passive immunotherapy products
Product sales	3,050	7,249
Grants	107	206

	3,157	7,455

Other products	522	149
Total	$5,901	$11,302

Biosurgical
General
Revenues from our biosurgical product line increased by $1.5 million, or 66%, from $2.2 million for the three months ended March 31, 2005 to $3.7 million for the three months ended March 31, 2006.
Product Sales
Biosurgical product sales revenues increased by $1.1 million, or 66%, from $1.7 million for the three months ended March 31, 2005 to $2.8 million for the three months ended March 31, 2006. This increase was primarily due to an increase in the volume of unit sales of Crosseal and Quixil in the U.S. and Europe.
Development Services
Biosurgical development services revenues increased by $374,000, or 66%, from $564,000 for the three months ended March 31, 2005 to $938,000 for the three months ended March 31, 2006. This increase was due to increased development activity related to our biosurgical product candidates partnered with Ethicon.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line increased by $4.3 million, or 136%, from $3.2 million for the three months ended March 31, 2005 to $7.5 million for the three months ended March 31, 2006.
Product Sales
Passive immunotherapy product sales revenues increased by $4.2 million, or 137%, from $3.1 million for the three months ended March 31, 2005 to $7.2 million for the three months ended March 31, 2006. This increase was mainly due to an increase in product revenues from VIG, an increase in the price per unit for our IVIG and an increase in the total number of our HBIG units sold.

Grants
Passive immunotherapy grants revenues increased by $99,000, or 92%, from $107,000 in the three months ended March 31, 2005 to $206,000 for the three months ended March 31, 2006. These amounts were recognized in connection with grants from the NIH for the development of our HT-VIG project. This increase reflects the increase in NIH funded activities for this project.
Cost of Revenues
Our cost of revenues increased by $989,000, or 19%, from $5.2 million for the three months ended March 31, 2005 to $6.1 million for the three months ended March 31, 2006.
Cost of Product Sales and Gross Margin
Our cost of product sales increased by $786,000, or 17%, from $4.6 million for the three months ended March 31, 2005 to $5.4 million for the three months ended March 31, 2006. Gross sales margin improved from 13% to 46% as a result of the increase in the over all production volume which reduced the indirect cost per unit allocated to manufactured product units sold and the increase in the per unit selling price of our IVIG.
Cost of Development Services and Grants
Cost of development services and grants increased by $203,000, or 35%, from $586,000 in the three months ended March 31, 2005 to $789,000 for the three months ended March 31, 2006. This increase reflects an increase in the level of our activity in both the biosurgical and immunotherapy sponsored projects.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $134,000, or 24%, from $557,000 for the three months ended March 31, 2005 to $691,000 for the three months ended March 31, 2006.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses increased by $459,000, or 44%, from $1.1 million for the three months ended March 31, 2005 to $1.5 million for the three months ended March 31, 2006. This increase was due mainly to an increase in rent, accounting and legal costs. Our selling and marketing expenses were 19% and 14% of total selling, marketing, administrative and general expenses for the three months ended March 31, 2005 and 2006, respectively.
Financial Income/Expenses, Net
Our financial income, net for the three months ended March 31, 2006 was $282,000, compared to financial expenses, net of $22.9 million for the three months ended March 31, 2005.
Financial expenses, net for the three months ended March 31, 2005 include expenses of $20.9 million resulting from our recapitalization that closed on January 13, 2005. In the recapitalization, certain convertible promissory notes and convertible notes were converted into shares of our common stock. We accounted for the difference between the fair value of shares of common stock received by the participating investors and shares of common stock issuable pursuant to the original conversion terms of certain notes, and the difference between the fair value of the securities issued in the recapitalization and the book or conversion value of other converted notes, as financial expenses. The $20.9 million of financial expenses related to the recapitalization were non-cash expenses credited to stockholders’ equity.
Interest expenses, net (including discount and issuance cost amortizations for the three months ended March 31, 2005) decreased by $580,000, or 70%, from $829,000 for the three months ended March 31, 2005 to $249,000 in the three months ended March 31, 2006. This decrease was largely due to the deferred issuance cost mentioned above included in financial expenses, net, in 2005.
Currency exchange expenses decreased by $1.7 million, from an expense of $1.2 million for the three months ended March 2005 to an income of $531,000 in the same period in 2006.
Net Income/Loss

Net income for the three months ended March 31, 2006 was $3.2 million, or $0.30 per share, compared to a net loss of $23.8 million, or $1.80 per share in the three months ended March 31, 2005. When the financial expenses incurred in connection with the recapitalization in the three months ended March 31, 2005, are not included the loss per share amounts to $0.30 in that period.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2006, our cash and cash equivalents were $2.6 million compared to $6.5 million as of March 31, 2005.
Net cash used in operating activities was $3.3 million for the three months ended March 31, 2006. These amounts were used primarily for working capital to finance the increase in inventory and trade receivables which increased during the three months ended March 2006 by $7.3 million compared to an increase of $1.4 million in account payables — trade, in the same period.
Net cash used in investing activities was $143,000 for the three months ended March 31, 2006. These activities consisted primarily of investment in property, plant and equipment.
Net cash used in financing activities was $380,000 for the three months ended March 31, 2006. The primary use of cash was investing activities consisting primarily of repayment of long term loans.
Net cash used in operating activities was $320,000 million for the three months ended March 31, 2005.
Net cash used for investing activities was $251,000 for the three months ended March 31, 2005. These activities consisted primarily of investment in property, plant and equipment.
Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2005. Net cash provided by financing activities included $2.9 million of loan proceeds from Hercules Technology Growth Capital.
In April 2006, the Company consummated an initial public offering of its common stock in which the Company sold 3,437,500 shares of common stock at $10.00 per share for net proceeds of approximately $30 million. In May 2006, following the initial public offering, the underwriters exercised their option to purchase an additional 515,625 shares of common stock bringing the net proceeds to approximately $35 million.
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to market risk from changes in interest rates associated with its short term and long term debt. The Company uses credit facilities and obtained loans in different currencies. As of March 31, 2006 the Company short and long term debt consisted of the following currencies:

	Amount at	Interest Rate at
Term and Currency	March 31, 2006	March 31, 2006
Short term NIS credit	$2,153,450	7.41%
Long term NIS credit — fixed interest rate	$915,083	7.04%
Long term NIS credit — variable interest rate	$803,859	7.45%
Long term US dollar loans and promissory notes — fixed interest rate	$6,457,015	10% - 11.45%

     Overnight deposits and money market funds are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.
     The proceeds from our IPO are being invested with the primary objectives of liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer, with the participation of our management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The following risk factors could have a material adverse effect on our business, financial position or results of operations and could cause the market value of our common stock to decline. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We have a history of operating losses and may not maintain profitability.
Although we attained profitability for the first time in the three month period ended December 31, 2005, we have experienced significant operating losses since our inception. In addition, we have historically experienced considerable quarter-to-quarter variation in our results of operations and may not generate sufficient revenues from product sales in the future to maintain profitable operations. Further, we may not be able to sustain or increase profitability on a quarterly or annual basis. In particular, we may not be able to maintain profitability in the future as we expand our manufacturing capabilities, fund our research and development activities and seek additional regulatory approvals. If we are unable to maintain profitability, the market value of our common stock will decline.
We have an exclusive relationship with Ethicon relating to the distribution and development of our fibrin sealant and other hemostasis products, and our resulting dependence on Ethicon exposes us to significant product commercialization and development risks.
In September 2003, we entered into a distribution and supply agreement and a development agreement with Ethicon. Under the distribution and supply agreement, we granted to Ethicon the exclusive right, in certain territories, to market, sell and distribute Crosseal/Quixil, our current fibrin sealant product, and other fibrin sealant and hemostasis products that are being developed under the development agreement, for use in professional medical settings for hemostasis and sealing indications. Under the distribution and supply agreement, we are required to supply finished products to Ethicon, and they are required to purchase a minimum amount of these products from us. Additionally, under the development agreement we are developing new products with Ethicon, including Crosseal II/Quixil II and our BHD product candidate. As part of the development agreement, Ethicon has agreed to devote internal resources to the development of products included in the collaboration and to pay all of the agreed to development costs as well as half of our development-related labor costs.
Our revenues from the sale of Crosseal/Quixil, and the revenues for any other product that Ethicon distributes under the agreement, will depend heavily on the efforts of Ethicon. Ethicon has significant discretion in determining the efforts and resources it applies to sales of our products. Furthermore, regardless of the effort and resources it invests, Ethicon may not be effective in marketing our products. In addition, Ethicon is a large medical device company with global operations and its own corporate agenda, which may not be consistent with our best interests. For example, Ethicon may develop competing products and reduce its marketing and development support for our products and product candidates, which would reduce our revenues.

The initial terms of the distribution and supply agreement and the development agreement expire in September 2013. The development agreement is subject to earlier termination if work has been completed and milestone payments made, or if there is a material breach by either party and such breach has not been cured, or upon the bankruptcy or insolvency of either party. The development agreement is also subject to automatic termination if the distribution and supply agreement is terminated. Ethicon may terminate the distribution and supply agreement:
➢	for any or no reason at any time after March 23, 2006 by providing us with at least six months prior written notice and complying with certain other conditions;

➢	upon our material breach or non-compliance with applicable law and if such breach or non-compliance is not cured; or

➢	upon our bankruptcy or similar insolvency event.
Further, we are required under the distribution and supply agreement to supply Ethicon with minimum product quantities based on forecasts provided to us by Ethicon. If we are unable to satisfy these supply obligations, we will be obligated to pay to Ethicon a liquidated damages penalty and Ethicon may terminate the agreement.
If our relationship with Ethicon were to terminate, we would have to either enter into a marketing and distribution arrangement with another party or market and distribute these products ourselves. We may not be able to enter into such an agreement with another company with similar resources to commercialize these products and perform these functions on acceptable terms or at all. To market and distribute these products on our own, we would first have to develop a sales and marketing organization and a distribution infrastructure, neither of which we currently have. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability.
Moreover, a termination of our relationship with Ethicon would seriously compromise the development program for our hemostasis product candidates. For example:
➢	we would experience significant delays in the development of any product candidate then in development, including our BHD;

➢	we would have to assume full responsibility for further development, including funding these programs; and

➢	we would lose access to Ethicon intellectual property that relates to products covered by the development agreement, and as a result we might be unable to develop these products at all.
Any of these outcomes would result in delays in our ability to distribute our products and commercialize our product candidates and would increase our expenses, all of which would have a material adverse effect on our business, results of operations and financial condition.
Our collaboration with Ethicon is multi-faceted and involves a complex sharing of control over decisions, responsibilities, costs and benefits. There are numerous potential sources of disagreement between us and Ethicon, including those with respect to product development, marketing strategies, manufacturing and supply issues and rights relating to intellectual property. For example, the distribution and supply agreement provides that we and Ethicon are to negotiate the transfer price at which we will supply the BHD to Ethicon. We expect that if this product candidate is successfully developed and commercialized, it will be an important element of our relationship with Ethicon and a source of significant revenues to us. However, we have not yet reached agreement with Ethicon on pricing, and we may be unable do so. Ethicon has significantly greater financial and managerial resources than we do, which it could draw upon in the event of a dispute. A disagreement between Ethicon and us could lead to lengthy and expensive dispute resolution proceedings as well as to extensive financial and operational consequences to us, and have a material adverse effect on our business, results of operations and financial condition.
If our products do not achieve market acceptance, we will be unable to generate significant revenues from them.
The commercial success of our products will depend primarily on convincing surgeons, physicians, hospital pharmacists and other medical practitioners to use our products. To accomplish this, we, together with our collaborators, such as Ethicon and any other marketing or distribution collaborators, will have to convince members of the medical community of the benefits of our products through, for example, published papers, presentations at scientific conferences and additional clinical trials. Medical providers will not use our products unless we can demonstrate that they consistently produce results comparable or superior to existing products and have acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of our products could be limited. Additionally, we do not have long-term safety data for many of our products, particularly our fibrin sealant products. If long-term patient studies suggest that the use of our products or similar products produced by others are associated with adverse side effects, our products may not achieve market acceptance. Even if we demonstrate the safety and effectiveness of our products, surgeons, physicians and other medical practitioners may continue to use other products simply because those products are already widely accepted or are based on established technologies. Additional factors that might influence market acceptance of our products include:

➢	convenience and ease of use;

➢	availability of alternative and competing products or therapies;

➢	effectiveness of our or our collaborators’ marketing, distribution and pricing strategies; and

➢	publicity concerning our products as well as our competitors’ products.
If, due to any of these factors, our products do not achieve broad market acceptance, we will be unable to generate significant revenues from them, which would have a material adverse effect on our business, cash flows and results of operations.
We may not be able to successfully develop and commercialize our product candidates, including our Crosseal II/Quixil II or BHD.
Our future growth will depend in large part on our ability to develop successfully, obtain regulatory approval for and commercialize our product candidates, including our:
➢	second generation fibrin sealant, Crosseal II/Quixil II, for expanded indications;

➢	BHD, for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites;

➢	thrombin stand-alone and a flowable thrombin, for general hemostasis; and

➢	HT-VIG for smallpox vaccine-related complications and treatment of smallpox.
We will have to conduct significant additional tests with respect to these product candidates, including clinical trials, and obtain regulatory approval before we can commercialize them.
To market a product for the treatment of a disease or for surgical use, we must demonstrate to the applicable regulatory authorities, such as the FDA and the European Medicines Agency, or EMEA, that the product is safe and effective for its intended use. Product development is a long, expensive and uncertain process and entails both preclinical testing, which consists of laboratory testing using chemical and animal models, as well as clinical testing, which consists of using the product candidate in humans in a clinical setting.
We are currently conducting clinical trials on three product candidates and preclinical studies on two product candidates, and we expect to conduct additional trials and studies in the future. It takes several years to complete regulatory testing for a product candidate, and failure can occur at any stage. We may suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier studies. At any point during clinical trials, undesirable side effects could be detected. These side effects could interrupt, delay or halt clinical trials of the product candidate being tested and related product candidates and could result in the FDA, the EMEA or other regulatory authorities denying approval of such product candidates for any or all targeted indications.
Based on results at any stage of product development, we may decide to repeat or redesign preclinical studies or clinical trials, conduct entirely new studies or discontinue development of one or more of our product candidates. In addition, our product candidates may not demonstrate sufficient safety and efficacy in pending or any future preclinical testing or clinical trials to obtain the requisite regulatory approvals and even if such approvals are obtained for a product candidate, it may never become a viable commercial product.
If the third parties with which we contract for preclinical studies and clinical trials do not perform in an acceptable manner, or if we suffer setbacks in these clinical trials, we may be unable to develop and commercialize our product candidates as anticipated.
We rely on third parties, including Ethicon, contract research organizations and outside consultants, to assist us in managing and monitoring all of our preclinical studies and clinical trials. If any of these parties terminate their agreements with us, the development of the product candidates covered by those agreements could be substantially delayed. In addition, these third parties may not successfully carry out their contractual obligations, meet expected deadlines or follow regulatory requirements, including clinical, laboratory and manufacturing guidelines. Our reliance on these third parties may result in delays in completing, or in failing to complete, these trials if they fail to perform with the speed and competency we expect. Further, if any of these parties fail to perform their obligations under our agreements with them in the manner specified in those agreements and in the trial design, the FDA may not accept the data generated by those trials, which would increase the cost of and the development time for that product candidate. If clinical testing of our product candidates is compromised for any of the above-mentioned reasons, we will be unable to meet our anticipated development or commercialization timelines, which would have a material adverse effect on our business.
If the limited number of suppliers on which we rely fail to supply us with the raw materials and other components we use in manufacturing our products, we might be unable to satisfy product demand.
We depend on third parties for the supply of certain raw materials we use to produce our products as well as for important components of our products. The raw materials we use in our production processes consist primarily of plasma, synthetic materials and chemicals and other disposable materials. We purchase each of the following raw materials and disposables for our marketed products from single suppliers:
➢	nanofiltration filters, which we use for virus removal and purchase from Asahi Kasei Pharma Corporation;

➢	a resin, which we use to remove plasminogen and produce BAC II, and purchase from Amersham Biosciences AB;

➢	the specialized application device, which we sell as part of our Crosseal/Quixil product package and purchase from PlastMed Ltd., or Plastmed; and

➢	tranexamic acid, which we use as a stabilizing agent in the current version of Crosseal/Quixil and purchase from Daiichi Pharmaceuticals Co., Ltd.
Our reliance on these suppliers exposes us to significant risks. These third parties might:
➢	be unable or unwilling to provide us with sufficient materials to meet our demands;

➢	fail to meet our standards of quality or other specifications;

➢	increase significantly the prices they charge us for materials; or

➢	not carry out their contractual duties or meet anticipated deadlines, which could result in delays in obtaining or maintaining regulatory approvals or in satisfying customer orders.
If our sole suppliers are unwilling or unable to timely supply us with materials meeting our specifications, we may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with suppliers in a timely manner or at all. Even if we are able to locate, qualify and enter into an agreement with a new supplier, it would take approximately six to twelve months to obtain regulatory clearance before a new supplier could begin supplying the relevant product to us. If we are delayed in establishing a secondary supply source for any raw material or component that we purchase from a single source, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a higher cost of procuring the product, either of which would have a material adverse effect on our revenues, business and financial prospects. We have long-term agreements with all of our sole suppliers, except for Daiichi Pharmaceuticals Co., Ltd.
A disruption at our sole manufacturing site would significantly interrupt our production capabilities, which could have drastic consequences to us, including threatening our financial viability.
We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Tel Aviv, Israel. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, natural disaster, terrorist attack or military action, could significantly interrupt our manufacturing capability. These risks are exacerbated by the facility’s location in Israel, an area that has historically experienced significant geopolitical instability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. In addition, a disruption at our sole manufacturing site may impair or delay our ability to meet product demands by Ethicon and we would be in breach of our agreement with them. Also, operating any new facilities may be more expensive than operating our current facility. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.
As described below, we are currently planning to establish a second manufacturing facility, also to be located in Israel. Once this facility is operational we may close the original facility. Even if we maintain both facilities, we would still be subject to a significant risk of disruption if either facility experiences a disruption.
If we are unable to expand our manufacturing capacity as planned, we may be unable to satisfy demand for our products.
We believe we will have to expand our manufacturing capacity to meet anticipated demand for our products. We are currently planning to increase production capacity for fibrin sealant products at our existing facility to meet anticipated demand through 2008 and to construct a new facility in Jerusalem, Israel to meet our needs thereafter. We may not be able to obtain the requisite regulatory approvals for the increase in production capacity at our existing facility on a timely basis, or at all, and while we believe that our new facility will be completed in 2009, we may not be able to complete the construction of this facility within our anticipated time frame or budget. Even if we complete the construction in a timely manner, we may not be able to obtain the requisite regulatory approvals for the facility on a timely basis, or at all. If we cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction, in a timely manner, our ability to meet demand for our products would be adversely affected.
Additionally, under our distribution and supply agreement with Ethicon, we are required to supply their anticipated demand for the fibrin sealant products covered by the agreement. This may require that we develop additional manufacturing capacity on a timely basis to meet those demands. To the extent that we are unable to expand our manufacturing capacity as anticipated, our ability to meet product demands by Ethicon could be impaired or delayed and we would be in breach of our agreement with them.
If our competitors develop and market products faster than we do or if those products are more effective than our products, our commercial opportunities will be reduced or eliminated.
The biopharmaceutical industry is characterized by intense competition and rapidly evolving technology. Many of our competitors have significantly greater resources and expertise than we do in research and development, manufacturing, preclinical testing and clinical trials, regulatory matters and marketing and sales. These organizations also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring and licensing technologies.
If we, in collaboration with Ethicon or any other marketing partner we may have, cannot successfully compete with new or existing products or technologies, sales of our products and our profitability will suffer. Competitors may use their extensive resources to develop products that are more effective, safer, more convenient or less costly than any that we are developing. Our ability to compete effectively will depend in part on our ability to continually enhance and introduce new indications for our existing products and develop or acquire and market new products.
Our products are derived from human plasma, and are therefore subject to the risk of biological contamination inherent in plasma-derived products. This risk could adversely affect our ability to obtain raw materials and market our products.
Our fibrin sealants and passive immunotherapy products are derived from donated human plasma. Many disease-causing viruses, bacteria and other pathogens are present in the plasma of infected individuals. If infected individuals donate plasma, the plasma would likely contain those pathogens. As a result, the sourcing of plasma, and the production of products derived from plasma, is regulated extensively by the FDA, EMEA and other medical product and health care regulatory agencies. We rely on our suppliers to maintain compliance with regulations promulgated by such agencies. The failure to comply with these regulations or the accidental contamination of plasma could adversely affect our ability to source plasma at commercially reasonable prices. Moreover, public perception about the safety of plasma-derived products could adversely affect the market for our products.
Concern over the safety of plasma-derived products, driven in part by past screening failures in the industry and the appearance of new infectious agents like HIV, has resulted in the adoption of rigorous screening procedures by regulatory authorities, and screening procedures are likely to become stricter and more involved over time. As screening procedures have become more rigorous, potential donors have been disqualified and other potential donors have been discouraged from donating due to their reluctance to undergo the required screening procedures. Increasingly stringent measures could adversely affect plasma supplies, with a corresponding adverse effect on our ability to obtain raw materials at a commercially acceptable price or at all.

The safety concerns associated with plasma-derived products also affect our ability to market our products. Medical events or studies that raise or substantiate concerns about the safety of our or other similar products would negatively impact public perception of all plasma-derived products and of the plasma donation process. Further, any failure in screening, whether by us or by other manufacturers of these products, could adversely affect our reputation, the support we receive from the medical community and overall demand for our products.
A shortfall in the availability of smallpox vaccine could adversely affect our ability to manufacture an adequate amount of our VIG or to fulfill contractual obligations.
We manufacture VIG from the plasma of donors that have been vaccinated with the smallpox vaccine. If there is a shortfall in the available supply of the smallpox vaccine, or in plasma donors who are willing to be vaccinated with the smallpox vaccine, the availability of plasma for this product will be reduced. In such an event, we may not have access to sufficient amounts of plasma from donors vaccinated with the smallpox vaccine to meet our obligations under existing or future supply agreements for VIG and may be subject to claims for breach under our supply agreements. If we are unable to purchase such plasma at all, we would be forced to stop manufacturing VIG, which would eliminate the revenues we receive from this product, and the development of our HT-VIG product candidate would be delayed or halted.
If our sole supplier of plasma for manufacture of our WNIG product candidate on which we rely fails to supply us with plasma, we might be unable to manufacture our WNIG product candidate.
The development of our WNIG product candidate requires the purchase of donated plasma that contains antibodies against the West Nile fever virus. We purchase this plasma from a single source in Israel. If this third party is unable or unwilling to provide us with sufficient quantities of plasma to meet our demands or fails to meet our standards of quality or other specification, we may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with suppliers in a timely manner or at all. Consequently, even if we are able to get appropriate regulatory approvals for our WNIG product candidate, but are unable to obtain sufficient quantities of plasma for commercial manufacturing, we may not be able to manufacture our WNIG product candidate.
Our international operations expose us to the risk of fluctuations in currency exchange rates.
We operate in international markets. We generate significant revenues and incur operating expenses outside the U.S. principally in New Israeli Shekels, or NIS, and Euros. However, the amount of our revenues denominated in a particular currency typically varies from the amount of expenses denominated in that currency, which exposes us to losses resulting from currency fluctuations. For the three months ended March 31, 2006, the percentages of our revenues and expenses denominated in U.S. dollars, NIS and Euros were as follows:

Currency	Revenues	Expenses
U.S. dollars	71%	62%
NIS	—	26%
Euros	4%	10%
Other	25%*	2%
*	Mostly British Pound
Our NIS and Euro denominated expenses consist principally of salaries and related personnel expenses, as well as lease payments. We anticipate that a material portion of our expenses will continue to be denominated in NIS and Euros. In addition, we expect to be paid in British pounds under the contract we were awarded by the United Kingdom to provide VIG to the United Kingdom Department of Health. If the U.S. dollar weakens against the NIS or Euro, there will be an adverse impact on our profit margins. Similarly, if the U.S. dollar strengthens against a currency in which we record revenues, the dollar-denominated amount of those revenues would be reduced.
In addition, our financial statements are stated in U.S. dollars while the intercompany balances of our Belgian subsidiary’s financial reports are denominated in Euros. This difference creates financial expenses or income related to intercompany balances that are recorded in our consolidated financial statements.

Also currency fluctuations will increase or decrease our cost structure relative to those of our competitors, which could affect the demand for our products and affect our competitive position. We currently do not undertake any hedging activities to address these fluctuations.
If we lose the services of our key management or scientific personnel, scientific collaborators or other advisors, our business would suffer.
The success of our business is highly dependent on our management as well as our senior manufacturing and scientific personnel. We also rely on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. In addition, we require additional skilled personnel in areas such as business and clinical development. We do not maintain key-person life insurance on any of our officers, employees or consultants. In addition, although we have employment agreements with key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. The pool of individuals with relevant experience in biopharmaceuticals is limited, and retaining and training personnel with the skills necessary to operate our business effectively is challenging, costly and time-consuming. If we lose the services of any key personnel, which includes Robert Taub, Nissim Mashiach and Michael Burshtine, our business, financial condition and results of operations could be materially and adversely affected.
If product liability lawsuits are brought against us, we might incur substantial liabilities and could be required to limit the commercialization of our products.
We are exposed to the risk of product liability claims inherent in businesses that test, manufacture, market and sell biopharmaceutical products. We may be subject to claims against us even if the injury is due to the actions of others. For example, if the medical personnel that use our products on patients are not properly trained or are negligent in the use of our products, the patient may be injured through the use of our product, which may subject us to claims. In addition, because our products are derived from human plasma, they may be contaminated by viruses, bacteria or other pathogens despite our screening, virus removal and other safety procedures. Should this occur, patients could become infected by these pathogens through the use of our products. Moreover, our safety procedures have been designed based on our knowledge of known pathogens. Occasionally, new pathogens appear and contaminate blood supplied prior to their being identified as a health threat, as was the case with HIV. Our safety procedures might be inadequate to guard against any such new pathogen.
If we are involved in any product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources and might result in adverse publicity, regardless of the ultimate outcome of the litigation. Although we believe we have appropriate insurance coverage, we may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost or at all. In any event, liability insurance is subject to deductibles and coverage limitations and may not provide adequate coverage against potential claims or losses. A successful product liability claim brought against us could cause us to incur substantial liabilities.
Our operations involve biological and hazardous materials that may cause injury for which we could be liable for damages.
Our manufacturing and research and development activities sometimes involve the controlled use and disposal of potentially harmful biological materials, hazardous materials, chemicals and infectious disease agents. Although we believe that our safety procedures for handling, storing and disposing of such materials comply with the standards prescribed by applicable regulations, we cannot completely eliminate the risk of contamination or injury from these materials. We also occasionally contract with third parties for the disposal of some of these materials. In addition, our collaborators and service providers may be working with these types of materials in connection with our collaborations. In the event of an accident or contamination, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these materials and could be held liable for significant damages, civil penalties or fines, which may not be covered by or may exceed our insurance coverage.
Additionally, we are subject on an ongoing basis to a variety of laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of continued compliance with current or new laws and regulations might be significant and could negatively affect our profitability, and current or future environmental regulation may impair our ongoing research, development or manufacturing efforts.
Variable demand by governments for passive immunotherapy products for biodefense applications or our inability to obtain additional government contracts for such products may reduce our revenues from this area of our passive immunotherapy product line.

We provide passive immunotherapy products to governments to meet potential bioterrorism threats. Revenues from our passive immunotherapy products for biodefense applications are unpredictable and are driven by a number of factors, many of which are beyond our control, including:
➢	fluctuations in government demand for passive immunotherapy products for biodefense applications influenced by budgetary preference and shifts in the perception of the relevance of a bioterrorism threat;

➢	the termination of key government contracts;

➢	our success in obtaining additional government contracts through a bidding process; and

➢	the development of new biodefense products that are superior to or eliminate the need for our products.
Even if our products are in demand, we may not be able to obtain follow-on and additional government contracts. Our inability to obtain such contracts may be significant because during certain periods these contracts may account for a substantial portion of our revenues. For example, in December 2005, we were awarded an approximately $20 million contract by the United Kingdom to provide VIG to the United Kingdom Department of Health, under which we will be paid through the third quarter of 2006. If contracts of such volume are not issued by governments or we are unable to obtain them, our revenues from this area of our passive immunotherapy product line will be reduced.
RISKS RELATED TO GOVERNMENT REGULATION
The regulatory approval process for our product candidates is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize our product candidates.
Many of our products are still under development, and we will not be able to commercialize these products until we have obtained the requisite regulatory approvals from federal, state and local government authorities, including the FDA and EMEA. To obtain regulatory approval of a product candidate, we or our collaboration partners must demonstrate to the satisfaction of the applicable regulatory agency that such product candidate is safe and effective for its intended uses. In addition, we must show that the facilities used to produce the product candidate are in compliance with applicable manufacturing regulations, which under FDA regulations are called current Good Manufacturing Practices, or cGMP. In general, these requirements mandate that manufacturers follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. The process of obtaining regulatory approvals typically takes several years and requires the expenditure of substantial capital and other resources. Despite the time, expense and resources invested by us in the approval process, we may not be able to demonstrate that our product candidates are safe and effective, in which event we would not receive the regulatory approvals required to market them.
The FDA, EMEA and other regulatory authorities generally approve products for particular indications. For example, Crosseal has only received approval in the U.S. as an adjunct to hemostasis in liver surgery. Our product candidates may not be approved for all of the indications that we request, which would limit the indications for which we can promote them and adversely impact our ability to generate revenues. If the approvals we obtain are limited, we may choose to conduct costly, post-marketing follow-up studies to expand the product indications, but those studies may not produce data sufficient to permit approval for an expanded product indication.
The type and magnitude of the testing required for regulatory approval varies depending on the product candidate and the disease or condition for which it is being developed. Regulatory agencies can delay, limit or deny approval of a product for many reasons, including:
➢	regulatory officials might interpret data from pre-clinical and clinical testing in different ways than we and our collaboration partners interpret it and conclude that the product candidate is not safe and effective;

➢	regulatory agencies might not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners; or

➢	regulatory agencies might change their approval polices or adopt new regulations which can delay approval and add significant additional costs.

Any delay or failure by us or our collaboration partners to obtain regulatory approvals for our product candidates would adversely affect our ability to generate revenues from them and could impose significant additional costs on us. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory approval process in others.
Moreover, we cannot predict the impact of new government regulations that might adversely affect the discovery, development, production of our product candidates and the manufacturing and marketing of our products. We may be required to incur significant costs to comply with future laws or regulations.
Post-approval manufacturing and marketing of our products is subject to substantial government regulation and failure to comply with such regulation could result in fines and withdrawal of approvals.
Even after our products receive regulatory approvals, we and any collaboration partner of ours are subject to extensive ongoing government regulation regarding commercial activities. The FDA, EMEA or other regulatory authorities may impose additional limitations on the indicated uses for which a product may be marketed, subsequently withdraw approval or take other actions against us or our products for many reasons, including subsequent discoveries of previously unknown problems or safety issues with the product. Also, based on subsequent events or other circumstances that may come to our attention, we may voluntarily take action to limit the marketing or use of one or more of our products. For example, in 1999, subsequent to Quixil being licensed as an adjunct to hemostasis in liver surgery in the United Kingdom, there were two reported fatal adverse reactions suspected to be associated with its use in neurosurgical procedures. In order not to delay the ongoing mutual recognition process throughout Europe, we requested that a contraindication for use in neurosurgery be added to the label for Crosseal/Quixil.
In addition, as described below, manufacturing activities are also heavily regulated. Failure to comply with applicable regulatory requirements could result in warning letters, fines, civil penalties, injunctions, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution.
We and our partners are prohibited from marketing our products for indications other than those specifically approved by regulatory agencies. We could be subject to enforcement actions if we fail to adhere to these restrictions.
We are subject to inspection and market surveillance by the FDA, EMEA and other regulatory authorities for compliance with regulations that prohibit the promotion of a medical product for a purpose or indication other than those for which approval has been granted. While a medical product manufacturer may not promote a product for such “off label” use, doctors are allowed, in the exercise of their professional judgment in the practice of medicine, to use a product in ways not approved by regulatory authorities. In particular, while we have received regulatory approval to promote the use of Crosseal as an adjunct to hemostasis in liver surgery only and Quixil as an adjunct to hemostasis for general surgical use in certain European countries and as an adjunct to hemostasis in liver and orthopedic surgeries in other European countries, we are aware that Crosseal/Quixil is also used by doctors for hemostasis in other types of surgery. Further, in addition to regulatory prohibitions against off-label use, there are safety concerns associated with the practice, since off-label use is generally not supported by the rigorous clinical trials required to support approved uses. A pattern of widespread off-label use could cause the FDA, the EMEA or other regulatory authorities to scrutinize our and Ethicon’s marketing activities regarding Crosseal/Quixil.
Off-label marketing regulations are subject to varying evolving interpretations. Regulatory authorities have broad enforcement power, and a failure by us or our collaboration partners to comply with these regulations can result in penalties, including warning letters, fines, product recalls or seizures, injunctions, withdrawals of previously approved marketing applications and criminal prosecutions. For example, in May 2004, we received a warning letter from the FDA regarding the failure of a convention poster for Crosseal to provide sufficient information regarding risks associated with Crosseal and its contraindications and to accurately describe its indication as an adjunct to hemostasis in liver surgery. In response to the letter, we undertook a number of corrective actions. Furthermore, because Crosseal/Quixil is marketed in the U.S. and the EU primarily by Ethicon, we are exposed to the risk that Ethicon’s promotional activities will not fully comply with regulatory requirements.
If we and our third-party suppliers do not maintain high standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.
We and any third-party suppliers on which we currently or may in the future rely, including the supplier of the application device for Crosseal/Quixil, must continuously adhere to cGMP and corresponding manufacturing regulations of regulatory authorities outside of the U.S. In complying with these regulations, we and our third-party suppliers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. Any of these third-party suppliers and we also may be subject to audits by the FDA, EMEA and other regulatory agencies. If any of our third-party suppliers or we fail to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions.
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
We are dependent in part on our patents. The validity, enforceability and commercial value of our rights under our patents are highly uncertain.
Our success is dependent in part on obtaining, maintaining and enforcing patent and other intellectual property rights. We seek to obtain and maintain patents and other intellectual property rights to restrict the ability of others to market products that compete with our products. However, the patent position of biopharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed under, or the degree of protection afforded to, patents in this area.
Patent applications we file or license from others may not result in the issuance of a patent. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability. Patents, if issued, may be challenged and either invalidated altogether or substantially narrowed as to scope or determined to be unenforceable. Consequently, we do not know how much protection, if any, patents will provide to us if we attempt to enforce them.
Our patents may not contain claims that are sufficiently broad to prevent others from practicing our technologies or developing competing products. Competitors may be able to use technologies in competing products that perform substantially the same as our technologies but avoid infringing our patent claims. Under such circumstances, our patents would be of little commercial value to us.
We may not be able, alone or with our collaborators and licensors, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S. Thus, any patents that we own or license from third parties may not provide commercially meaningful protection from competition.
For many of the technologies we employ in our business, we rely on maintaining competitively sensitive know-how and other information as trade secrets, which may not sufficiently protect this information. Disclosure of this information could impair our competitive position.
As to many technical aspects of our business, we have concluded that competitively sensitive information is either not patentable or that for competitive reasons it is not commercially advantageous to seek patent protection. In these circumstances, we seek to protect this know-how and other proprietary information by maintaining it in confidence as a trade secret. For example, some of the intellectual property we have developed in relation to our core protein purification technology is not patented but instead is maintained by us in the form of know-how and trade secrets. To maintain the confidentiality of our trade secrets, we generally enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees also provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with the terms of these agreements. The disclosure of our trade secrets would impair our competitive position. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. Further, to the extent that our employees, consultants or contractors use trade secret technology or know-how owned by others in their work for us, disputes may arise as to the ownership of related inventions.
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
In the event that our technologies infringe or violate the patent or other proprietary rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of our products that utilize such technologies. There may be patents held by others of which we are unaware that contain claims that our products or operations infringe. In addition, given the complexities and uncertainties of patent laws, there may be patents of which we know that we may ultimately be held to infringe, particularly if the claims of the patent are determined to be broader than we believe them to be. Adding to this uncertainty, in the U.S., patent applications filed in recent years are confidential for 18 months, while older applications are not publicly available until the patent issues. As a result, avoiding patent infringement may be difficult.
If a third party claims that we infringe its patents, any of the following may occur:
➢	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

➢	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

➢	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.
In addition, employees, consultants, contractors and others may use the trade secret information of others in their work for us or disclose our trade secret information to others. Either of these events could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties.
If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
There has been substantial litigation and other proceedings regarding patent and intellectual property rights in the biopharmaceutical industry. We may be forced to defend claims of infringement brought by our competitors and others, and we may institute litigation against others who we believe are infringing our intellectual property rights. The outcome of intellectual property litigation is subject to substantial uncertainties and may, for example, turn on the interpretation of claim language by the court, which may not be to our advantage, or on the testimony of experts as to technical facts upon which experts may reasonably disagree. Our involvement in intellectual property litigation could result in significant expense to us. Some of our competitors have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from commercializing products. We, on the other hand, are a relatively small company with comparatively few resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and quickly consume our financial resources.
In addition, if third parties file patent applications or issue patents claiming technology that is also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent Office or in other proceedings outside the U.S., including oppositions, to determine priority of invention or patentability. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.
RISKS RELATED TO OUR COMMON STOCK
The price of our common stock may be highly volatile or may decline regardless of our operating performance.
Our common stock been publicly traded for only few weeks and we cannot predict the extent to which a trading market for our common stock will develop or be sustained.

The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:
➢	developments concerning Crosseal II/Quixil II, the BHD or any of our product candidates;

➢	new products introduced or announced by us or our competitors;

➢	announcements of technological innovations by us or our competitors;

➢	expiration or termination of licenses, research contracts or other collaboration agreements;

➢	conditions or trends in the regulatory climate in the biopharmaceutical industry;

➢	intellectual property, product liability or other litigation against us;

➢	actual or anticipated variations in our operating results;

➢	changes in financial estimates by securities analysts;

➢	changes in the market valuations of similar companies; and

➢	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders.
In addition, equity markets in general, and the market for small biopharmaceutical companies in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies traded in those markets. Changes in economic conditions in the U.S., the EU or globally could also impact our ability to grow profitably. These broad market and industry factors may materially affect the market price of our common stock, regardless of our business or operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
The ownership interests of our officers, directors and largest stockholders could conflict with the interests of our other stockholders.
Our directors, executive officers and holders of 5% or more of our outstanding common stock will beneficially own approximately 55% of our common stock. In particular, MPM BioVentures I LLC and its affiliates will own 22.4% of our common stock and Robert Taub will own 24.4% of our common stock. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, acting together, or MPM BioVentures I LLC and its affiliates, or Robert Taub, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers or other significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
Certain provisions of Delaware law and our organizational documents could delay or discourage takeover attempts that stockholders may consider favorable.
Certain provisions of our second amended and restated certificate of incorporation and second amended and restated bylaw and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions:
➢	allow the authorized number of directors to be changed only by resolution of our board of directors,

➢	allow our board of directors to designate the terms of and issue, without stockholder approval, series of preferred stock with voting or other rights or preferences that could operate to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

➢	require that stockholder action must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

➢	limit who may call meetings of our stockholders;

➢	require our stockholders to comply with advance notice procedures to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders; and

➢	require the approval of the holders of 80% of the outstanding shares of our capital stock entitled to vote to amend certain provisions of our certificate of incorporation and bylaws.
In addition, Section 203 of the Delaware General Corporation Law, or DGCL, generally prohibits us from engaging in any business combination with certain persons who own 15% or more of our outstanding voting stock without the approval or our board of directors. These provisions could make it difficult for a third party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.
Future sales of our common stock may cause the market price of our common stock to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Upon the consummation of our initial public offering, we had outstanding 14,316,371 shares of common stock based on the number of shares outstanding as of December 31, 2005. This includes the shares that were sold in our initial public offering, which may be resold in the public market immediately. The remaining approximately 10,871,000 shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future. Moreover, after the expiration of the lock-up period imposed by certain agreements entered into by our officers, directors and existing stockholders prior to the initial public offering, approximately 10,871,000 shares of our common stock and 943,680 shares of common stock issuable upon the exercise of outstanding warrants and underlying options will be eligible for resale. The holders of our common stock and warrants will have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our stock plans.
Prior to our initial public offering we have never operated as a public company and fulfilling our obligations incident to being a public company will be expensive and time consuming.
As a private company with limited resources, we maintained a small finance and accounting staff. As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq National Market, now require us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will increase our legal and financial compliance costs and place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.
In particular, as a public company, our management will be required to conduct an annual evaluation of our internal controls over financial reporting and include a report of management on our internal controls in our annual reports on Form 10-K. In addition, we will be required to have our independent public accounting firm attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Under current rules, we will be subject to these requirements beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

RISKS RELATED TO OUR OPERATIONS IN ISRAEL
Political and military instability and other factors may adversely affect our operations in Israel.
All of our manufacturing and research and development facilities and a substantial portion of our personnel are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there has been an increase in unrest and terrorist activity, which began in September 2000 and which has continued with varying levels of severity into 2005. Any armed conflict, political instability or continued violence in the region may have an adverse effect on our business and our results of operations and adversely affect the share price of companies with significant Israeli operations such as us.
In addition, since we do not have a detailed disaster recovery plan that would allow us to quickly resume business activity, we could experience serious disruptions in business activity, and our business interruption insurance may not adequately compensate us for any losses that may occur. Any losses or damages incurred by us could have a material adverse effect on our business.
Our operations could be disrupted as a result of the obligation of key personnel in Israel to perform military service.
Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances. Many of our officers and employees are currently obligated to perform annual reserve duty. In response to the increase in terrorist activity and the Palestinian uprising, there have been, at times, significant call-ups of military reserves, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence for a significant period of one or more of our executive officers or key employees due to military service, which could have a material adverse effect on our business and financial condition.
The Israeli government programs and tax benefits in which we have participated and in which we currently participate, or from which we may receive benefits, require us to meet certain conditions. These programs or benefits may be terminated or reduced in the future, which could increase our costs.
Part of our investment in fixed assets at our manufacturing facility near Tel Aviv, Israel has been granted Approved Enterprise status under the Israeli Law for Encouragement of Capital Investments, 1959, or the Investments Law. As a result, we are eligible to receive tax benefits. These benefits are conditioned upon our fulfilling certain requirements stipulated in the Investments Law and its regulations, and the criteria set forth in the specific certificate of approval, including making specified investments in fixed assets and equipment and financing a percentage of those investments with our share capital. If we do not meet these requirements in the future, our tax benefits may be reduced or canceled and we could be required to refund any tax benefits already received at that time.
In addition, these programs and tax benefits may not be continued in the future at their current levels or at all, and our requests for future participation in these programs for any future expansion of our manufacturing facilities may not be approved. Changes in the policy of the Israeli Government in particular, and the termination or reduction of these programs and tax benefits specifically, could increase our tax rates, thereby reducing our net profits or increasing our net losses, or otherwise materially adversely affect us.
It may be difficult to enforce a U.S. judgment against us, our officers and the Israeli experts named in this prospectus outside the U.S., or to assert U.S. securities laws claims outside of the U.S.
The majority of our executive officers are not residents of the U.S., and the majority of our assets and the assets of these persons are located outside the U.S. Therefore, it may be difficult to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the U.S. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S. Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time- consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides. As a result of the difficulty associated with enforcing a judgment against us, you may not be able to collect any damages awarded by either a U.S. or foreign court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     During the three months ended March 31, 2006, following the exercise of options to purchase shares of common stock that had been granted under our 2004 Equity Incentive Plan by an employee, we issued an aggregate of 53,872 shares of restricted common stock for an aggregate purchase price of approximately $333,000. This sale of common stock was made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701.
Use of Proceeds
     On April 20, 2006, subsequent to the balance sheet date, our registration statement on Form S-1 (Reg. No. 333-131107) for the offering of 3,437,500 shares of our common stock and 515,625 shares allocated to cover the underwriters’ over-allotments was declared effective. The offering was consummated on April 26, 2006 and did not terminate before any securities were sold. The underwriters exercised their over-allotment option in full on May 12, 2006. The gross aggregate purchase price of the common stock offered and sold by the Company was approximately $39 million, including exercise of the underwriters’ over-allotment.
     We incurred expenses in connection with the offering of approximately $4.4 million, which consisted of direct payments of (i) $1.7 million in legal, accounting and printing fees, (ii) $2.8 million in underwriters’ discounts, fees and commissions and (iii) $0.3 million in miscellaneous expenses. After deducting these expenses, we received net offering proceeds of approximately $35 million, including exercise of the underwriters’ over-allotment.
     We used approximately $3.8 million to repay principal, accrued interest and a prepayment premium to holders of our convertible promissory notes who demanded such prepayments under the terms of the notes. We intend to use the remaining proceeds (i) to repay all amounts outstanding under our loan and security agreement with Hercules Growth Capital Inc., including the prepayment penalty, (ii) to partially finance the construction of our second manufacturing facility, (iii) to fund our plan to expand our biosurgical product line and to penetrate the market for biosurgical products in Japan and other countries and (iv) for working capital and other general corporate purposes. We regularly assess the specific uses and allocations of the offering proceeds.

ITEM 6. EXHIBITS

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMRIX BIOPHARMACEUTICALS, INC
Dated: May 10, 2006	By:	/s/ Robert Taub
Robert Taub
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 10, 2006	By:	/s/ Michael Burshtine
Michael Burshtine
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.