Form 10-Q/A
period 2006-03-31
Omrix Biopharmaceuticals, Inc.
filed 2006-05-19
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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

Omrix Biopharmaceuticals, Inc.
Form 10-Q/ A
For the Quarterly Period Ended March 31, 2006
Explanatory Note:
Omrix Biopharmaceuticals, Inc. is filing this Quarterly Report on Form 10-Q/A as an amendment to its Quarterly Report on Form 10-Q, originally filed on March 10, 2006, for the purpose of correcting mathematical errors in the allocation of revenues between its product lines presented on pages 15 and 16 of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and a typographical error on page 33. All other figures and text remain the same and are unaffected by these changes. This Form 10-Q/A amends and replaces the Form 10-Q in its entirety and does not otherwise reflect events occurring after the filing of the Form 10-Q or otherwise modify or update those disclosures.

Omrix Biopharmaceuticals, Inc.
Form 10-Q/A
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
Our revenues are derived from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development services and grants. We derive product sales revenues and development services and grants revenues from both our biosurgical and passive immunotherapy product lines. Our biosurgical product sales revenues are comprised of unit sales and revenue recognition of upfront fees and milestone payments under our collaboration agreements. For the three months periods ended March 31, 2005 and 2006, 85% and 88%, respectively, of our biosurgical product sales were generated from unit sales. Our passive immunotherapy product sales revenues are generated primarily from product sales. Our biosurgical product line generates development services revenues from our collaborators in connection with our research and development services, while the passive immunotherapy product line generates these revenues from government grants.
During the three months ended March 31, 2006, our biosurgical product line and our passive immunotherapy product line generated approximately 29% and 70%, respectively, of our revenues. In the three month period ended March 31, 2006, approximately 1% of revenues were generated by sales of other plasma-derived products, such as Factor VIII and albumin, that we ceased producing; revenues from these products are not included in either our biosurgical or passive immunotherapy revenues. Beginning in 2004, we began to reduce production of these products due to price erosion.
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

	Three Months Ended
	March 31,
	2005	2006
Biosurgical products
Product sales	$1,658	$2,293
Development services	564	938

	2,222	3,231

Passive immunotherapy products
Product sales	3,050	7,716
Grants	107	206

	3,157	7,922

Other products	522	149
Total	$5,901	$11,302

Biosurgical
General
Revenues from our biosurgical product line increased by $1.0 million, or 45%, from $2.2 million for the three months ended March 31, 2005 to $3.2 million for the three months ended March 31, 2006.
Product Sales
Biosurgical product sales revenues increased by $635,000, or 38%, from $1.7 million for the three months ended March 31, 2005 to $2.3 million for the three months ended March 31, 2006. This increase was primarily due to an increase in the volume of unit sales of Crosseal and Quixil in the U.S. and Europe.
Development Services
Biosurgical development services revenues increased by $374,000, or 66%, from $564,000 for the three months ended March 31, 2005 to $938,000 for the three months ended March 31, 2006. This increase was due to increased development activity related to our biosurgical product candidates partnered with Ethicon.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line increased by $4.7 million, or 151%, from $3.2 million for the three months ended March 31, 2005 to $7.9 million for the three months ended March 31, 2006.
Product Sales
Passive immunotherapy product sales revenues increased by $4.6 million, or 153%, from $3.1 million for the three months ended March 31, 2005 to $7.7 million for the three months ended March 31, 2006. This increase was mainly due to an increase in product revenues from VIG, an increase in the price per unit for our IVIG and an increase in the total number of our HBIG units sold.

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
     We incurred expenses in connection with the offering of approximately $4.8 million, which consisted of direct payments of (i) $1.7 million in legal, accounting and printing fees, (ii) $2.8 million in underwriters’ discounts, fees and commissions and (iii) $0.3 million in miscellaneous expenses. After deducting these expenses, we received net offering proceeds of approximately $35 million, including exercise of the underwriters’ over-allotment.
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

OMRIX BIOPHARMACEUTICALS, INC
Dated: May 19, 2006	By:	/s/ Robert Taub
Robert Taub
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 19, 2006	By:	/s/ Michael Burshtine
Michael Burshtine
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.