Form 10-Q
period 2006-06-30
Omrix Biopharmaceuticals, Inc.
filed 2006-08-10
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Number of shares outstanding of the registrant’s Common Stock as of August 10, 2006: 14,885,868 shares.

Omrix Biopharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
(U.S. dollars, in thousands)

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,494	$18,946
Short-term investments	—	15,907
Trade receivables, net of allowance for doubtful accounts of $22 and $30 at December 31, 2005 and June 30, 2006, respectively	5,344	12,030
Prepaid expenses and other current assets	2,200	1,427
Inventory	6,793	13,250

Total current assets	20,831	61,560

Long-term receivables	404	529

Property, plant and equipment, net	4,352	4,455

Deferred charges and other intangible assets	703	527

Total assets	$26,290	$67,071

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	December 31,	June 30,
	2005	2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Short-term credit from banks and current maturities of long-term loans	$5,079	$1,203
Accounts payable and accruals:
Trade	6,589	8,024
Other	1,773	2,378
Deferred revenues	3,912	7,729

Total current liabilities	17,353	19,334

Long-term liabilities:
Long-term loans, net of current maturities	3,878	751
Convertible promissory notes	2,148	—
Deferred revenues	7,526	9,192
Other long-term liabilities	948	980

Total long-term liabilities	14,500	10,923

Total liabilities	31,853	30,257

Commitments and contingent liabilities (Note 8)
Stockholders’ equity (deficiency):
Common stock of $0.01 par value—
Authorized: 14,545,454 and 43,636,364 shares at December 31, 2005 and at June 30, 2006, respectively; Issued: 10,885,996 and 14,892,993 shares at December 31, 2005 and June 30, 2006, respectively; Outstanding: 10,878,871 and 14,885,868 shares at December 31, 2005 and June 30, 2006, respectively;	109	149
Preferred stock of $0.01 par value—
Authorized: 909,090 and 7,272,727 shares at December 31, 2005 and at June 30, 2006, respectively; Issued and outstanding: None at December 31, 2005 and June 30, 2006;	—	—
Additional paid-in capital	87,314	122,553
Deferred stock-based compensation	(104)	—
Treasury stock, at cost (7,125 shares at December 31, 2005 and June 30, 2006)	(44)	(44)
Accumulated other comprehensive loss	(766)	(2,317)
Accumulated deficit	(92,072)	(83,527)

Total stockholders’ equity (deficiency)	(5,563)	36,814

Total liabilities and stockholders’ equity (deficiency)	$26,290	$67,071

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Operations (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
Product sales	$4,354	$13,814	$9,584	$23,972
Development services and grants	1,191	2,265	1,862	3,410

Total revenues	5,545	16,079	11,446	27,382
Cost of revenues:
Product sales	3,796	5,543	8,370	10,902
Development services and grants	908	1,450	1,494	2,239

Total cost of revenues	4,704	6,993	9,864	13,141

Gross profit	841	9,086	1,582	14,241
Research and development, clinical and regulatory expenses, net	551	899	1,107	1,590
Selling, marketing, general and administrative expenses	2,049	3,209	3,102	4,721

Operating income (loss)	(1,759)	4,978	(2,627)	7,930
Financial expenses, net	(1,906)	(457)	(24,857)	(175)
Other income	—	790	—	790

Net income (loss)	$(3,665)	$5,311	$(27,484)	$8,545

Accrued dividend and induced conversion of Preferred stock and warrants	—	—	6,491	—
Net income (loss) for common stockholders	$(3,665)	$5,311	$(20,993)	$8,545

Net income (loss) per share—
Basic net income (loss) per share of common stock	$(0.34)	$0.38	$(2.05)	$0.69

Diluted net income (loss) per share of common stock	$(0.34)	$0.38	$(2.50)	$0.67

Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share	10,871,295	13,932,097	10,254,475	12,415,704

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income (loss) per share	10,871,295	14,162,052	10,285,945	12,673,173

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(27,484)	$8,545
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	354	446
Amortization of intangible assets	—	29
Amortization of deferred charges	135	147
Increase (decrease) in accrued severance pay, net	(18)	22
Accrued interest and exchange rates differences, net	(1)	42
Non cash stock-based compensation	59	925
Non cash other income	—	(790)
Inventory write-offs	131	85
Unrealized foreign exchange differences, net	2,491	(1,491)
Interest and amortization of discount on convertible notes	197	(181)
Financing charges related to inducement and extinguishment of convertible notes and warrants(1)	20,932	—
Decrease (increase) in trade receivables, net	44	(6,678)
Decrease (increase) in prepaid expenses and other current assets	677	(222)
Increase in inventory	(537)	(5,708)
Increase (decrease) in accounts payable and accruals:
Trade	(1,440)	222
Other	1,455	4,036
Deferred revenues	(490)	1,917

Net cash provided by (used in) operating activities	(3,495)	1,346

Cash flows from investing activities:
Purchase of property, plant and equipment	(591)	(285)
Investment in short-term deposits	—	(15,900)
Investment in long-term deposits	(4)	(102)
Investment in other intangible assets	(585)	—

Net cash used in investing activities	(1,180)	(16,287)

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Six months ended June 30,
	2005	2006
	(Unaudited)
Cash flows from financing activities:
Short-term credit from banks, net	434	(1,867)
Debt issuance costs	(162)	—
Proceeds from initial public offering (IPO)	—	36,764
Costs relating to IPO	—	(613)
Proceeds from long-term loans	5,218	—
Repayment of long-term loans	(319)	(5,195)
Repayment of convertible promissory notes	—	(1,967)
Proceeds from exercise of options	—	333
Proceeds from issuance of warrants	75	—

Net cash provided by financing activities	5,246	27,455

Translation differences from cash balances of subsidiary	79	(62)

Increase in cash and cash equivalents	650	12,452
Balance of cash and cash equivalents at beginning of period	5,489	6,494

Balance of cash and cash equivalents at end of period	$6,139	$18,946

(1) In connection with the Recapitalization Agreement, the Company recorded the following:
Issuance of common stock	$74
Conversion of convertible promissory notes	(9,501)
Conversion of convertible notes	(24,407)
Conversion of preferred stock	(5,313)
Conversion of warrants	1,785
Common stock issuance costs	127
Additional paid-in capital	58,167

Financing charges related to inducement and extinguishment of convertible notes	$20,932

(2) Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$134	$2,276

(3) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$6	$264

Non-cash expenses relating to IPO deferred charges	$—	$928

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(U.S. dollars in thousands, except share and per share data)
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
On April 21, 2006, the Company consummated an IPO of its common stock in which the Company sold 3,437,500 shares of common stock at $10.00 per share. Following the offering, the underwriters exercised their option for an additional 515,625 shares of common stock bringing the total net proceeds to $34,124.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
a.	Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2006 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

b.	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	Financial statements in U.S. dollars

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

Omrix S.A.’s functional currency has been determined to be its local currency. Accordingly, assets and liabilities are translated at year-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the reported period. Such translation adjustments are recorded as a separate component of accumulated other comprehensive loss/income, “foreign currency translation adjustments” for the purpose of the reported stockholders’ equity.

d.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

e.	Stock-based compensation
1.	Until December 31, 2005, the Company accounted for its employee stock option plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, the compensation cost relating to stock options was charged on the date of grant of such options, to stockholders’ deficiency, under deferred compensation, and was thereafter amortized as expense by the straight-line method over the vesting period.

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

As provided for in SFAS No. 148, the Company has elected to continue to follow APB No. 25 and related interpretations in accounting for its employee stock options. Compensation expense, if any, was based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense was recognized with respect to stock options issued to employees or directors, such expense was amortized over the vesting period of such options.

For pro forma disclosures purposes that were provided in previous periods under the provisions of SFAS No. 123 the Company estimated the fair value of each option granted through December 31, 2005 on the date of its grant using the minimum value method.

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

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 states the SEC staff’s position regarding the application of SFAS 123(R) and contains interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. SAB 107 also provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made relating to the accounting for share-based payment transactions.

The Company adopted SFAS 123(R) using the prospective-transition method because all prior grants were measured using the minimum value method for Statement 123 required pro forma disclosures. As such, the Company will continue to apply APB 25 in future periods to equity awards outstanding at the date of Statement 123(R) adoption that were measured using the minimum value method. Under this transition method, any compensation costs that will be recognized from January 1, 2006 will include only compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

In accordance with the provisions of SFAS No. 123(R), a nonpublic entity that used the minimum value method for pro forma disclosure purposes under the original provisions of SFAS No. 123 should no longer continue to provide those pro forma disclosures for outstanding awards.

As a result of the adoption of SFAS 123(R), operating expenses during the six months ended June 30, 2006 include a non-cash charge of $11 in total for stock-based payments to employees. Basic and diluted net income per share for the six months ended June 30, 2006 are $0 and $0.01 lower, respectively, compared to what would have been the basic and diluted net income per share if the Company continued to account for share-based compensation under APB 25.

The fair value of stock-based awards was estimated using the Black-Scholes option valuation model for all grant starting January 1, 2006 with the following assumptions for the six months ended June 30, 2006:

Six months ended June 30, 2006
Weighted average exercise prices	11.09
Weighted average expected term (years)	7
Interest rates	5.06-5.20%
Weighted average forfeiture rate	14%
Dividend yield	0%
Weighted average fair value at grant date	6.97
Because the Company recently registered its common stock, the computation of expected volatility is based on realized historical stock price volatility of comparable companies. The computation of the forfeiture rate is based on the employees’ expected exercise and on prior to and post vesting termination behavior. The Company used the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table presents the stock option activity for the six months ended June 30, 2006:

		Weighed-
		average	Aggregate
	Number of	exercise	Intrinsic
	Options	price	Value
Outstanding at December 31, 2005	591,927	$8.84	—
Granted	91,273	11.09	—
Forfeited	(58,236)	6.75	—
Exercised	(53,872)	6.19	—

Outstanding at June 30, 2006	571,092	$9.68	—
Exercisable at June 30, 2006	291,455	$7.97	—
Vested and expected to vest	528,586	$9.44	—
The following table summarizes information about options to employees outstanding at June 30, 2006 under the plans:

	Options	Weighted average	Weighted
	Outstanding at	remaining	average	Options	Weighted average
Exercise	December 31,	contractual life	exercise	Exercisable at	Exercise price of
price	2005	(in years)	price	December 31, 2005	Options exercisable
$21.34	24,000	1.52	$21.34	24,000	$21.34
$16.97	49,273	0.32	$16.97	49,273	$16.97
$13.75	152,000	8.50	$13.75	—	$13.75
$12.27	44,000	9.99	$12.27	—	$12.27
$10.00	47,273	8.82	$10.00	—	$10.00
$6.19	109,091	7.73	$6.19	109,091	$6.19
$2.75	145,455	3.57	$2.75	109,091	$2.75

	571,092	6.24	$9.68	291,455	$7.97

As of June 30, 2006 there was an unrecognized compensation cost of $548 related to stock options that is expected to be recognized in future periods.

3.	The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123 and EITF 96-18 require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.
f.	Recently issued accounting pronouncements in the United States:
1.	In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

2.	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

3.	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have an effect on our financial condition or results of operations.
g.	Reclassification:

Certain comparative data in these financial statements have been reclassified to conform with current year’s presentation.
NOTE 3: SHORT-TERM INVESTMENTS
Short-term investments at June 30, 2006 are comprised of an aggregate of $6,003 of bank deposits with maturities of greater than three months, but less than one year, and also of an aggregate of $9,904 of auction rate securities, acquired during the three months ended June 30, 2006.

The interest rate of auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in auction rate securities as available for sale securities.

NOTE 4: INVENTORY

	December 31, 2005	June 30, 2006
		(unaudited)

Raw materials	$2,691	$7,576
Products in progress	394	631
Finished products(1)	3,708	5,043

	$6,793	$13,250

(1)	At December 31, 2005 and June 30, 2006 includes inventory at a customer site, for which revenue was not yet recognized, in a total amount of $1,421 and $1,409, respectively.
For the year ended December 31, 2005 and for the six months ended June 30, 2006, the Company wrote-off approximately $170 and $85, respectively, to reflect products with short term expiration dates and product market prices that are lower than cost. These write-offs were included in the cost of revenues.
NOTE 5: CONVERTIBLE PROMISSORY NOTES
a. Composed as follows:

	December 31, 2005	June 30, 2006
		(unaudited)

Principal	$1,967	$—
Accrued interest	181	—

	$2,148	$—

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
Following the Company’s IPO the Convertible Promissory Notes’ holders exercised their right for notes redemption. The redemption included a premium payment that was contingent upon the IPO, as defined in the Convertible Promissory Notes, in the amount of $1,591, bringing the redemption to a total of $3,806.

NOTE 6: SHORT-TERM CREDIT FROM BANKS AND LONG-TERM LOANS
a. Long-term loans:

	Annual
	interest rate at
	June 30,	December 31,	June 30,
	2006	2005	2006
			(unaudited)
Bank loans(1)	5-7.95%	$2,011	$1,578
Hercules loans(2)	—	4,703	—
Less—current maturities		(2,836)	(827)

		$3,878	$751

(1)	The bank loans are denominated in NIS. The loans at December 31, 2005 mature in 2006-2008.

(2)	See also, note c below.
b. Short-term bank credit and loans:

	Annual
	weighted
	average
	interest rate at
	June 30,	December 31,	June 30,
	2006	2005	2006
			(unaudited)
Short-term credit from bank	7.95%	$2,243	$196
Short-term loan	7.50%	—	180
Current maturities of long-term loans		2,836	827

		$5,079	$1,203

c. On March 31, 2005, the Company entered into a loan agreement with Hercules Technology Growth Capital (the “Hercules Loan”) for the borrowing of up to $5,000 by October 1, 2005. The Hercules Loan bears interest at a rate of 11.45% per annum. At September 30, 2005, the Company used the entire facility, which was due by March 2008.
The Hercules Loan, provided for interest payments on the first day of each month until October 1, 2005, followed by equal monthly installments of principal plus accrued interest through March 1, 2008. The Hercules Loan could be repaid at any time with a premium over the remaining principal equal to 2.5% if repayment is prior to March 31, 2006, 1.25% if it is between March 31, 2006 and March 31, 2007 and 0.5% if it is after March 31, 2007.
The Hercules Loan agreement included the issuance of a warrant to Hercules for the purchase of up to 54,372 shares of common stock at a price of $11.50 per share. This warrant expires on the earlier of March 31, 2012 or three years after the consummation of an IPO. On the commitment date, the Company allocated the proceeds between the Hercules loan and the warrant as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). As a result, the Company recorded debt discount arising from the fair value allocation to the warrant in the total amount of $75, which is amortized as interest expense over the term of the loan using the interest method.
Issuance costs allocated to the Hercules Loan, in the amount of $162, were recorded as deferred charges and are amortized to interest expense over the life of the loan.
On May 31, 2006, The Hercules Loan was repaid together with a 1.25% premium, over the remaining principal amount, in the amount of $49 which was recorded as financial expense as all remaining debt discount and issuance costs.

NOTE 7: OTHER INCOME
In the three and six months ended June 30, 2006, $790 was recorded as other income in connection with the receipt of raw materials from the American Red Cross (“ARC”) without any payment to ARC, pursuant to the termination terms of an agreement the Company had with the ARC. This agreement terminated in July 2004.
NOTE 8: COMMITMENTS AND CONTINGENT LIABILITIES
a. Under the terms of the Lease Agreement with Magen David Adom (“MDA”), the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments due to MDA. Such guarantee is to be maintained for a period of six months after the Company vacates the manufacturing facility. In addition, the Company has provided MDA with a security interest on inventory of uncompleted products and raw materials.
b. As security for its liabilities to banks, the Company recorded fixed charges (where a specific asset is assigned as collateral security for a debt) on property and equipment of Omrix Ltd. and floating charges (where a specific asset is only attached to a charge when it crystallizes) on various assets of Omrix Ltd.
c. On May 15, 2006, the Company entered into a lease agreement with Nichsei Har Hozvim Ltd. for the lease of premises for a new production plant in Jerusalem. This lease agreement is for a period of ten years with three options to renew by the Company, of three years each. The average monthly lease payments is approximately $32 and is being charged to the statement of operations. In addition the Company paid a deposit of $102 which was classified as long-term receivables.
NOTE 9: STOCKHOLDERS’ EQUITY
a. Recapitalization agreement:
On January 13, 2005, the Company, its stockholders, all Convertible Notes holders and certain Convertible Promissory Note holders entered into an agreement for the conversion of securities of the Company into common stock (the “Recapitalization Agreement”) and certain other agreements regarding stockholders’ rights.
Pursuant to the Recapitalization Agreement, the Company exchanged all of the Convertible Notes, part of the Convertible Promissory Notes and certain warrants that were issued in connection with the Convertible Notes, into shares of common stock. In addition, the Company induced the conversion of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into shares of common stock. The number of shares of common stock issued to each instrument holder was stated in the Recapitalization Agreement between the Company and all its participating investors.
The financial statements for the six months ended June 30, 2005, include financing charges in the amount of $20,932 related to the induced conversion of the Convertible Notes as required under SFAS 84, “Induced Conversion” and to the extinguishment of the Convertible Promissory Notes that were not readily convertible on the recapitalization date, as required by APB Opinion No. 26, “Early Extinguishments of Debt.”
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
In addition, expenses incurred with respect to the Recapitalization Agreement in the amount of $635 were allocated between the different components of the transaction. $509 of those costs were recorded as financial expenses in the consolidated statement of operations for the six months ended June 30, 2005.
b. On March 20, 2006, the Company and the CEO entered into a new employment agreement (“the New Agreement”) that replaced all former agreements with the CEO. Under the New Agreement, which became effective upon the consummation of the Company’s IPO, the CEO will receive $400 as annual base salary paid monthly and additional remuneration of other costs such as relocation and living expenses. In addition, the CEO was granted 36,364 shares of the Company’s common stock.

c. Initial public offering:
On April 26, 2006, the Company consummated an IPO in which the Company sold 3,437,500 shares of its common stock, $0.01 par value per share, at a price of $10 per share. In May 2006, the underwriters exercised their option for an additional 515,625 shares of common stock. Net proceeds to the Company from the IPO, including the sale of additional shares to the underwriters, after underwriters commission and expenses, were $34,124.
The consummation of the IPO triggered the acceleration of stock options vesting and share grant to certain employees resulting in $851 of compensation expenses recorded in the three months ended June 30, 2006.
NOTE 10: NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted income (loss) per share:
a. Numerator:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Net income (loss) available to common stockholders for basic net income (loss) per share	$(3,665)	$5,311	$(20,993)	$8,545
Induced conversion of Preferred stock	—	—	(4,706)	—

Net income (loss) available to common stockholders for diluted net income (loss) per share	$(3,665)	$5,311	$(25,699)	$8,545

b. Denominator:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	Number of shares
Weighted average number of shares of common stock for basic net income (loss) per share of common stock	10,871,295	13,932,097	10,254,475	12,415,704
Effect of dilutive securities: shares of preferred stock	—	—	31,470	—
Options and warrants to employees and non-employees service providers	—	229,955	—	257,469

Denominator for diluted net income (loss) per share of common stock	10,871,295	14,162,052	10,285,945	12,673,173

NOTE 11: SUBSEQUENT EVENTS
On August 4, 2006, the Company entered into a construction agreement with S&A Design and Construction Ltd., an Israeli engineering company, to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacturing of biosurgical products. Under the terms of the agreement, the engineering company will complete the design and construction of the plant for a total consideration of $15.9 million, subject to increase as described in the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that provide the company’s current expectations or forecasts of future events. Forward-looking statements include statements about the company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section below entitled ''Risk Factors’’ and in the section entitled “Management’s discussion and analysis of financial condition and results of operations” in our Prospectus as filed with the Securities and Exchange Commission on April 21, 2006. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Unless required by law, we undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events..
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
Evicel: our second generation liquid fibrin sealant product candidate that we are developing in collaboration with Ethicon. It differs from our current fibrin sealant in that it does not require a stabilizing agent to slow the natural dissolution of the clot. In June 2006, we received marketing approval from the U.S. Food and Drug Administration, or FDA, for Evicel.
Biological Hemostatic Device or BHD: our novel biological hemostatic dressing that we are developing, in collaboration with Ethicon. This product candidate builds on our Evicel technology and is designed for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites.
Thrombin stand-alone and flowable thrombin: our thrombin stand-alone product candidate is being developed with Ethicon for general surgical use, primarily for use in neurosurgery, as a product extension of our fibrin sealant. Our flowable thrombin product candidate is also being developed with Ethicon and combines our thrombin stand-alone product candidate with a medical device provided by Ethicon. In June 2006, we completed the patient enrollment in the multi-center, Phase III pivotal trial for thrombin stand-alone.
Passive Immunotherapy
Vaccinia Immune Globulin or VIG: our product for treatment of smallpox vaccine-related complications. We supply VIG to government organizations.
High-Titer Vaccinia Immune Globulin or HT-VIG: our product candidate to provide more concentrated form of VIG that can be used in smaller volumes for the same indication and we believe can also be used for the treatment of smallpox.
Intravenous Immune Globulin or IVIG: our product primarily used to provide ongoing treatment for diseases and disorders of the body’s immune system by providing a broad selection of antibodies that mimic a healthy immune system. We market IVIG in Israel for immune deficiency indications.

Hepatitis B Immune Globulin or HBIG: our product used to prevent reinfection of a transplanted liver with hepatitis B virus, or HBV, in patients with chronic HBV infection. We market HBIG in Israel for this indication.
West Nile Immune Globulin or WNIG: our product candidate that we are developing to treat severe infection with the West Nile virus.
On April 26, 2006, we consummated an IPO in which we sold 3,437,500 shares of common stock, $0.01 par value per share, at a price of $10 per share. In May 2006, the underwriters exercised their option for an additional 515,625 shares of common stock. Net proceeds to us from the IPO, including of the sale of additional shares to the underwriters, after underwriters commission and expenses, were $34.1 million.
Our revenues are derived from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development services and grants. We derive product sales revenues and development services and grants revenues from both our biosurgical and passive immunotherapy product lines. Our biosurgical product sales revenues are comprised of unit sales and revenue recognition of upfront fees and milestone payments under our collaboration agreements. For the three months ended June 30, 2005 and 2006, 78% and 92%, respectively, of our biosurgical product sales were generated from unit sales.
For the six months ended June 30, 2005 and 2006, 83% and 90%, respectively, of our biosurgical product sales were generated from unit sales.
Our passive immunotherapy product sales revenues are generated primarily from product sales. Our biosurgical product line generates development services revenues from our collaborators in connection with our research and development services, while the passive immunotherapy product line generates these revenues from government grants.
During the three and six months ended June 30, 2006, our biosurgical product line generated approximately 34% and 32%, respectively, of our revenues and our passive immunotherapy product line generated approximately 66% and 68%, respectively, of our revenues. In the three and six months ended June 30, 2005, our biosurgical product line generated approximately 39% and 38%, respectively, of our revenues and our passive immunotherapy product line generated approximately 56% and 55%, respectively, of our revenues. In the three and six months ended June 30, 2005, approximately 5% and 7% of revenues were generated by sales of other plasma-derived products, such as Factor VIII and albumin, that we ceased producing; revenues from these products are not included in either our biosurgical or passive immunotherapy revenues. In 2004, we began to reduce production of these products due to price erosion.
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
U.S. Food and Drug Administration Approvals and Related Developments
In June 2006, we were granted marketing clearance from the FDA, for Evicel, for hemostasis during liver surgery. Evicel differs from the Crosseal, in that Evicel does not contain a stabilizer, and therefore, unlike Crosseal, it will not be contraindicated for neurosurgery.
We also announced the submission of a Prior Approval Supplement, or PAS, to the FDA containing the results of a prospective, randomized multi-center Phase III controlled study comparing the hemostatic efficacy of Evicel to standard-of-care hemostasis in peripheral vascular surgery in 150 patients. The first subject was randomized on June 9, 2005 and the last subject completed the study on March 29, 2006. We submitted this PAS in order to expand the indication of Evicel to include peripheral vascular surgery.
We are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the U.S. and the EU. To obtain this approval for Evicel in the U.S., we must demonstrate effective hemostasis in three types of surgical procedures, of which we have now completed two, liver and peripheral vascular surgery. In May 2006, we commenced a multi-center Phase III trial with Evicel for hemostasis in kidney surgery in the U.S.

Results of Operations
Three Months Ended June 30, 2006, Compared To Three Months Ended June 30, 2005
Revenues
Our revenues increased by $10.5 million, or 188%, from $5.6 million for the three months ended June 30, 2005 to $16.1 million for the three months ended June 30, 2006. This increase is the result of a 214% increase in product sales revenues and a 90% increase in development services and grants revenues.
Our revenues for each of our product lines for the three months ended June 30, 2005 and 2006 are presented in the table below, as well as revenues from other plasma-derived products.

	Three months
	Ended June 30,
	2005	2006
Biosurgical products
Product sales	$1,113	$3,402
Development services	1,038	2,040

	2,151	5,442

Passive immunotherapy products
Product sales	2,978	10,400
Grants	153	225

	3,131	10,625

Other products	263	12

Total	$5,545	$16,079

Biosurgical
General
Revenues from our biosurgical product line increased by $3.2 million, or 145%, from $2.2 million for the three months ended June 30, 2005 to $5.4 million for the three months ended June 30, 2006.
Product Sales
Biosurgical product sales revenues increased by $2.3 million, or 209%, from $1.1 million for the three months ended June 30, 2005 to $3.4 million for the three months ended June 30, 2006. This increase was primarily due to an increase in the volume of unit sales of Crosseal and Quixil to Ethicon for the U.S. and Europe.
Development Services
Biosurgical development services revenues increased by $1.0 million, or 100%, from $1.0 million for the three months ended June 30, 2005 to $2.0 million for the three months ended June 30, 2006. This increase was mainly due to increased development activity related to our biosurgical product candidates partnered with Ethicon.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line increased by $7.5 million, or 242%, from $3.1 million for the three months ended June 30, 2005 to $10.6 million for the three months ended June 30, 2006.
Product Sales
Passive immunotherapy product sales revenues increased by $7.4 million, or 247%, from $3.0 million for the three months ended June 30, 2005 to $10.4 million for the three months ended June 30, 2006. This increase was mainly due to product revenues from VIG in the amount of $4.5 million, an increase in the price per unit for our IVIG and an increase in the total number of our HBIG units sold.

Grants
Passive immunotherapy grants revenues increased by $72,000, or 47%, from $153,000 in the three months ended June 30, 2005 to $225,000 for the three months ended June 30, 2006. These amounts were recognized in connection with grants from the NIH for the development of our HT-VIG and WNIG projects. This increase reflects the increase in NIH funded activities for these projects.
Cost of Revenues
Our cost of revenues increased by $2.3 million, or 49%, from $4.7 million for the three months ended June 30, 2005 to $7.0 million for the three months ended June 30, 2006.
Cost of Product Sales and Gross Margin
Our cost of product sales increased by $1.7 million, or 45%, from $3.8 million for the three months ended June 30, 2005 to $5.5 million for the three months ended June 30, 2006. Gross sales margin improved from 13% to 60% as a result of the increase in the overall production volume which reduced the indirect cost per unit allocated to manufactured product units sold, the increase in IVIG selling prices and the addition of VIG sales margins.
Cost of Development Services and Grants
Cost of development services and grants increased by $542,000, or 60%, from $908,000 in the three months ended June 30, 2005 to $1.5 million for the three months ended June 30, 2006. This increase reflects an increase in the level of our activity in both the biosurgical and immunotherapy sponsored projects.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $348,000, or 63%, from $551,000 for the three months ended June 30, 2005 to $899,000 for the three months ended June 30, 2006.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses increased by $1.2 million, or 60%, from $2.0 million for the three months ended June 30, 2005 to $3.2 million for the three months ended June 30, 2006. This increase includes $851,000 related to options vesting acceleration and share grants that became effective due to completion of our IPO. Excluding these IPO costs, selling, marketing, general and administrative expenses increased by $309,000 or 15% mainly due to increase in rent and insurance costs.
Financial Income (Expenses), Net
Our financial expenses, net for the three months ended June 30, 2006 were $457,000, compared to financial expenses, net of $1.9 million for the three months ended June 30, 2005.
The financial expenses for the three months ended June 30, 2006 include $1.6 million of financial expenses related to the repayment of our convertible promissory notes. This redemption included a premium in the said amount due to the convertible promissory notes holders upon repayment triggered by an IPO.
Interest expenses, net (not including the above mentioned premium paid at the repayment of our convertible promissory notes) decreased by $32,000, or 22%, from $143,000 for the three months ended June 30, 2005 to $111,000 in the three months ended June 30, 2006. Interest expenses for the three months ended June 30, 2006 include a $49,000 early termination fee paid to Hercules Technology Growth Capital, or Hercules, for the early repayment of our Hercules Loan. The decrease in interest expenses was due to the repayment of Hercules Loan, convertible promissory notes and certain bank debt and interest earned on cash funds.
Currency exchange income in the three months ended June 30, 2006 amounted to $1.2 million compared to currency exchange expenses of $1.8 million for the three months ended June 30, 2005. Currency exchange income is mainly due to the strengthening of the Euro to the U.S. Dollar in the three months ended June 30, 2006.

Other Income
In the three months ended June 30, 2006, we recorded $790,000 of other income as a result of receiving raw materials from the American Red Cross (“ARC”), without any payment to ARC, pursuant to the termination terms of an agreement we had with the ARC. Our agreement with the ARC terminated in July 2004.
Net Income (Loss)
Net income for the three months ended June 30, 2006 was $5.3 million, or $0.38 per share, compared to a net loss of $3.7 million, or $0.34 per share in the three months ended June 30, 2005.
Six months ended June 30, 2005 and 2006
Revenues
Our revenues increased by $16 million, or 140%, from $11.4 million for the six months ended June 30, 2005 to $27.4 million for the six months ended June 30, 2006. This increase is the result of a 150% increase in product sales revenues and a 83% increase in development services and grants revenues.
Our revenues for each of our product lines for the six months ended June 30, 2005 and 2006 are presented in the table below, as well as revenues from other plasma-derived products.

	Six months
	Ended June 30,
	2005	2006
Biosurgical products
Product sales	$2,771	$5,695
Development services	1,602	2,978

	4,373	8,673

Passive immunotherapy products
Product sales	6,029	18,116
Grants	260	432

	6,289	18,548

Other products	784	161

Total	$11,446	$27,382

Biosurgical
General
Revenues from our biosurgical product line increased by $4.3 million, or 98%, from $4.4 million for the six months ended June 30, 2005 to $8.7 million for the six months ended June 30, 2006.
Product Sales
Biosurgical product sales revenues increased by $2.9 million, or 104%, from $2.8 million for the six months ended June 30, 2005 to $5.7 million for the six months ended June 30, 2006. This increase was primarily due to an increase in the volume of unit sales of Crosseal and Quixil in the U.S. and Europe.
Development Services
Biosurgical development services revenues increased by $1.4 million, or 88%, from $1.6 million for the six months ended June 30, 2005 to $3.0 million for the six months ended June 30, 2006. This increase was due to increased development activity related to our biosurgical product candidates partnered with Ethicon.

Passive immunotherapy
General
Revenues from our passive immunotherapy product line increased by $12.2 million, or 194%, from $6.3 million for the six months ended June 30, 2005 to $18.5 million for the six months ended June 30, 2006.
Product Sales
Passive immunotherapy product sales revenues increased by $12.1 million, or 202%, from $6.0 million for the six months ended June 30, 2005 to $18.1 million for the six months ended June 30, 2006. This increase was mainly due to product revenues from VIG in the amount of $7.3 million, an increase in the price per unit for our IVIG and an increase in the total number of our HBIG units sold.
Grants
Passive immunotherapy grants revenues increased by $172,000, or 66%, from $260,000 in the six months ended June 30, 2005 to $432,000 for the six months ended June 30, 2006. These amounts were recognized in connection with grants from the NIH for the development of our HT-VIG and WNIG projects. This increase reflects the increase in NIH funded activities for these projects.
Cost of Revenues
Our cost of revenues increased by $3.2 million, or 32%, from $9.9 million for the six months ended June 30, 2005 to $13.1 million for the six months ended June 30, 2006.
Cost of Product Sales and Gross Margin
Our cost of product sales increased by $2.5 million, or 30%, from $8.4 million for the six months ended June 30, 2005 to $10.9 million for the six months ended June 30, 2006. Gross sales margin improved from 13% to 55% as a result of the increase in the overall production volume which reduced the indirect cost per unit allocated to manufactured product units sold, the increase in IVIG selling prices and the addition of VIG sales margins.
Cost of Development Services and Grants
Cost of development services and grants increased by $745,000, or 50%, from $1.5 million in the six months ended June 30, 2005 to $2.2 million for the six months ended June 30, 2006. This increase reflects an increase in the level of our activity in both the biosurgical and immunotherapy sponsored projects.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $482,000, or 44%, from $1.1 million for the six months ended June 30, 2005 to $1.6 million for the six months ended June 30, 2006.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses increased by $1.6 million, or 52%, from $3.1 million for the six months ended June 30, 2005 to $4.7 million for the six months ended June 30, 2006. This increase includes $851,000 related to options vesting acceleration and share grants that became effective due to completion of our IPO. Excluding these IPO costs, selling, marketing, general and administrative expenses increased by $768,000 or 25% mainly due to increase in rent, insurance and legal costs.
Financial Income (Expenses), Net
Our financial expenses, net for the six months ended June 30, 2006 were $175,000, compared to financial expenses, net of $24.9 million for the six months ended June 30, 2005.
Financial expenses, net in 2005 include expenses of $20.9 million resulting from our recapitalization that closed on January 13, 2005. In the recapitalization, certain convertible promissory notes and convertible notes were converted into shares of our common stock. We accounted for the difference between the fair value of shares of common stock received by the participating investors and shares of common stock issuable pursuant to the original conversion terms of certain notes, and the difference between the fair value of the securities issued in the recapitalization and the book or conversion value of other converted notes, as financial expenses. The $20.9 million of financial expenses related to the recapitalization were non-cash expenses credited to stockholders’ equity. In addition to the

$20.9 million mentioned above, $641,000 was charged to financial expenses for deferred issuance costs related to securities converted at the recapitalization.
The financial expenses for the six months ended June 30, 2006 include $1.6 million of financial expenses related to the repayment of our convertible promissory notes. This redemption included a premium in the said amount due to the convertible promissory notes holders upon repayment triggered by an IPO.
Interest expenses, net (including discount and issuance cost amortizations for the six months ended June 30, 2005 and excluding the premium paid upon the repayment of our convertible promissory notes ) decreased by $611,000, or 63%, from $972,000 for the six months ended June 30, 2005 to $361,000 in the six months ended June 30, 2006. This decrease in interest expenses was largely due to the deferred issuance cost mentioned above included in financial expenses, net, in 2005.
Currency exchange expenses decreased by $4.8 million, from an expense of $3.0 million for the six months ended June 2005 to an income of $1.8 million in the same period in 2006. Currency exchange gains resulted from the strengthening of the Euro to the U.S. Dollar.
Other Income
In the six months ended June 30, 2006 we recorded $790,000 of other income as a result of receiving raw materials from the ARC, without any payment to ARC, pursuant to the termination terms of an agreement we had with ARC. Our agreement with the ARC terminated in July 2004.
Net Income (Loss)
Net income for the six months ended June 30, 2006 was $8.5  million, or $0.69 per share, compared to a net loss of $20.9 million, or $2.05 per share in the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2006, our cash and cash equivalents were $18.9 million compared to $6.5 million as of December 31, 2005. In addition to cash and cash equivalents, we had $15.9 million of short term investments.
Net cash from operating activities was $1.3 million for the six months ended June 30, 2006. This amount is net of an increase in working capital funding, net of $8.4 million which is mainly due to an increase in inventories and trade receivables, reflecting the increase in sales and inventory buildup to supply future sales. An increase of $2 million in our deferred revenues is due to a milestone earned pursuant to our agreements with Ethicon and Symphony.
Net cash used in investing activities was $16.3 million for the six months ended June 30, 2006. These activities consisted primarily of investment in short term deposits.
Net cash from financing activities was $27.5 million for the six months ended June 30, 2006. The cash from investing activities consisted primarily of cash received in our IPO and the subsequent exercise of over allotment option by the IPO underwriters, net of long term debt repayment in the amount of $7.2 million.
Net cash used in operating activities was $3.5 million for the six months ended June 30, 2005.
Net cash used for investing activities was $1.2 million for the six months ended June 30, 2005. These activities consisted primarily of investment in property, plant and equipment and licensing of certain intellectual property related to our biosurgical application device.
Net cash provided by financing activities was $5.2 million for the six months ended June 30, 2005. Net cash provided by financing activities included $5.2 million of long term loans proceeds from Hercules and other banks.
In April 2006 we consummated an IPO of our common stock in which we sold 3,437,500 shares of common stock at $10.00 per share. Following the IPO the IPO underwriters exercised their option for additional 515,625 shares of common stock bringing the total net proceeds to $34.1 million.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations.
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have an effect on our financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from changes in interest rates associated with our short term and long term debt as well as those associated with our cash and cash equivalents and short term investments.
We have outstanding credit facilities and loans in different currencies. As of June 30, 2006, our short and long term debt consisted of the following (amounts in U.S. dollars, in thousands):

	Amount at June	Interest Rate at
Term and Currency	30, 2006	June 30, 2006
Short term NIS credit	$376	7.73%
Long term NIS credit — fixed interest rate	$810	7.15%
Long term NIS credit — variable interest rate	$751	7.95%
We use different financial facilities and deposits for cash and cash equivalents and short term investments. As of June 30, 2006 our cash and cash equivalents and short term deposits consisted of the following (amounts in U.S. dollars, in thousands):

	Amount at June	Interest Rate at
Term and Currency	30, 2006	June 30, 2006
Cash and cash equivalents USD deposits	$17,000	5.09%
Short term USD deposits	$6,000	5.53%
Short term USD deposits — auction rate securities*	$9,900	5.34%

*	The minimum maturity year is 2029.
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
Although we attained profitability for the first time in the three month ended December 31, 2005, we have experienced significant operating losses since our inception. In addition, we have historically experienced considerable quarter-to-quarter variation in our results of operations and may not generate sufficient revenues from product sales in the future to maintain profitable operations. Further, we may not be able to sustain or increase profitability on a quarterly or annual basis. In particular, we may not be able to maintain profitability in the future as we expand our manufacturing capabilities, fund our research and development activities and seek additional regulatory approvals. If we are unable to maintain profitability, the market value of our common stock will decline.
We have an exclusive relationship with Ethicon relating to the distribution and development of our fibrin sealant and other hemostasis products, and our resulting dependence on Ethicon exposes us to significant product commercialization and development risks.
In September 2003, we entered into a distribution and supply agreement and a development agreement with Ethicon. Under the distribution and supply agreement, we granted to Ethicon the exclusive right, in certain territories, to market, sell and distribute Crosseal/Quixil, our current fibrin sealant product, and other fibrin sealant and hemostasis products that are being developed under the development agreement, for use in professional medical settings for hemostasis and sealing indications. Under the distribution and supply agreement, we are required to supply finished products to Ethicon, and they are required to purchase a minimum amount of these products from us. Additionally, under the development agreement we are developing new products with Ethicon, including Evicel and our BHD product candidate. As part of the development agreement, Ethicon has agreed to devote internal resources to the development of products included in the collaboration and to pay all of the agreed to development costs as well as half of our development-related labor costs.
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
The initial terms of the distribution and supply agreement and the development agreement expire in September 2013. The development agreement is subject to earlier termination if work has been completed and milestone payments made, or if there is a material breach by either party and such breach has not been cured, or upon the bankruptcy or insolvency of either party. The development agreement is also subject to automatic termination if the distribution and supply agreement is terminated. Ethicon may terminate the distribution and supply agreement:
•	for any or no reason at any time after March 23, 2006 by providing us with at least six months prior written notice and complying with certain other conditions;

•	upon our material breach or non-compliance with applicable law and if such breach or non-compliance is not cured; or

•	upon our bankruptcy or similar insolvency event.

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
Moreover, a termination of our relationship with Ethicon would seriously compromise the development program for our hemostasis product candidates. For example:
•	we would experience significant delays in the development of any product candidate then in development, including our BHD;

•	we would have to assume full responsibility for further development, including funding these programs; and

•	we would lose access to Ethicon intellectual property that relates to products covered by the development agreement, and as a result we might be unable to develop these products at all.
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
The commercial success of our products will depend primarily on convincing surgeons, physicians, hospital pharmacists and other medical practitioners to use our products. To accomplish this, we, together with our collaborators, such as Ethicon and any other marketing or distribution collaborators, will have to convince members of the medical community of the benefits of our products through, for example, published papers, presentations at scientific conferences and additional clinical trials. Medical providers will not use our products unless we can demonstrate that they consistently produce results comparable or superior to existing products and have acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of our products could be limited. Additionally, we do not have long-term safety data for many of our products, particularly our fibrin sealant products. If long-term patient studies suggest that the use of our products or similar products produced by others are associated with adverse side effects, our products may not achieve market acceptance. Even if we demonstrate the safety and effectiveness of our products, surgeons, physicians and other medical practitioners may continue to use other products simply because those products are already widely accepted or are based on established technologies. Additional factors that might influence market acceptance of our products include:
•	convenience and ease of use;

•	availability of alternative and competing products or therapies;

•	effectiveness of our or our collaborators’ marketing, distribution and pricing strategies; and

•	publicity concerning our products as well as our competitors’ products.
If, due to any of these factors, our products do not achieve broad market acceptance, we will be unable to generate significant revenues from them, which would have a material adverse effect on our business, cash flows and results of operations.
We may not be able to successfully develop and commercialize our product candidates, including Evicel or BHD.
Our future growth will depend in large part on our ability to develop successfully, obtain regulatory approval for and commercialize our product candidates, including our:
•	second generation fibrin sealant, Evicel, for expanded indications;

•	BHD, for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites;

•	thrombin stand-alone and a flowable thrombin, for general hemostasis; and

•	HT-VIG for smallpox vaccine-related complications and treatment of smallpox.
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
We depend on third parties for the supply of certain raw materials we use to produce our products as well as for important components of our products. The raw materials we use in our production processes consist primarily of plasma, synthetic materials and chemicals and other disposable materials. We purchase each of the following raw materials and disposables for our marketed products from single suppliers:
•	nanofiltration filters, which we use for virus removal and purchase from Asahi Kasei Pharma Corporation;

•	a resin, which we use to remove plasminogen and produce BAC II, and purchase from Amersham Biosciences AB;

•	the specialized application device, which we sell as part of our Crosseal/Quixil product package and purchase from PlastMed Ltd., or Plastmed; and

•	tranexamic acid, which we use as a stabilizing agent in the current version of Crosseal/Quixil and purchase from Daiichi Pharmaceuticals Co., Ltd.
Our reliance on these suppliers exposes us to significant risks. These third parties might:
•	be unable or unwilling to provide us with sufficient materials to meet our demands;

•	fail to meet our standards of quality or other specifications;

•	increase significantly the prices they charge us for materials; or

•	not carry out their contractual duties or meet anticipated deadlines, which could result in delays in obtaining or maintaining regulatory approvals or in satisfying customer orders.
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
As described below, we are currently in the process of establishing a second manufacturing facility, located in Jerusalem, Israel. Once this facility is operational we may close the original facility. Even if we maintain both facilities, we would still be subject to a significant risk of disruption if either facility experiences a disruption.

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
We operate in international markets. We generate significant revenues and incur operating expenses outside the U.S. principally in New Israeli Shekels, or NIS, and Euros. However, the amount of our revenues denominated in a particular currency typically varies from the amount of expenses denominated in that currency, which exposes us to losses resulting from currency fluctuations. For the six months ended June 30, 2006, the percentages of our revenues and expenses denominated in U.S. dollars, NIS and Euros were as follows:

Currency	Revenues	Expenses
U.S. dollars	68%	70%
NIS	—	22%
Euros	5%	5%
Other	27%*	3%

*	Consists mostly of British Pounds.
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
We provide passive immunotherapy products to governments to meet potential bioterrorism threats. Revenues from our passive immunotherapy products for biodefense applications are unpredictable and are driven by a number of factors, many of which are beyond our control, including:
•	fluctuations in government demand for passive immunotherapy products for biodefense applications influenced by budgetary preference and shifts in the perception of the relevance of a bioterrorism threat;

•	the termination of key government contracts;

•	our success in obtaining additional government contracts through a bidding process; and

•	the development of new biodefense products that are superior to or eliminate the need for our products.
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
The type and magnitude of the testing required for regulatory approval varies depending on the product candidate and the disease or condition for which it is being developed. Regulatory agencies can delay, limit or deny approval of a product for many reasons, including:
•	regulatory officials might interpret data from pre-clinical and clinical testing in different ways than we and our collaboration partners interpret it and conclude that the product candidate is not safe and effective;

•	regulatory agencies might not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners; or

•	regulatory agencies might change their approval polices or adopt new regulations which can delay approval and add significant additional costs.

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
If a third party claims that we infringe its patents, any of the following may occur:
•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.
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

The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:
•	developments concerning Evicel, the BHD or any of our product candidates;

•	new products introduced or announced by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate in the biopharmaceutical industry;

•	intellectual property, product liability or other litigation against us;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in the market valuations of similar companies; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders.
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
Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially own approximately 55% of our common stock. In particular, MPM BioVentures I LLC and its affiliates own approximately 22% of our common stock and Robert Taub owns approximately 24% of our common stock. As a result, our directors, executive officers and holders of 5% or more of our outstanding common stock, acting together, or MPM BioVentures I LLC and its affiliates, or Robert Taub, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers or other significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
Certain provisions of our second amended and restated certificate of incorporation and second amended and restated bylaw and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions:
•	allow the authorized number of directors to be changed only by resolution of our board of directors,

•	allow our board of directors to designate the terms of and issue, without stockholder approval, series of preferred stock with voting or other rights or preferences that could operate to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by our board of directors;

•	require that stockholder action must be effected at a duly called stockholder meeting and prohibit stockholder action by written consent;

•	limit who may call meetings of our stockholders;

•	require our stockholders to comply with advance notice procedures to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders; and

•	require the approval of the holders of 80% of the outstanding shares of our capital stock entitled to vote to amend certain provisions of our certificate of incorporation and bylaws.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Upon the consummation of our IPO, we had outstanding 14,316,371 shares of common stock based on the number of shares outstanding as of December 31, 2005. This includes the shares that were sold in our initial public offering, which may be resold in the public market immediately. The remaining approximately 10,871,000 shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future. Moreover, after the expiration of the lock-up period imposed by certain agreements entered into by our officers, directors and existing stockholders prior to the initial public offering, approximately 10,871,000 shares of our common stock and 943,680 shares of common stock issuable upon the exercise of outstanding warrants and underlying options will be eligible for resale. The holders of our common stock and warrants will have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our stock plans.
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
All of our manufacturing and research and development facilities and a substantial portion of our personnel are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there has been an increase in unrest and terrorist activity, which began in September 2000 and which has continued with varying levels of severity into 2006. In July 2006 a severe rocket attack was launched on the northern part of Israel from Lebanon. Currently there are military operations taking place by the Israeli Defense Force in Lebanon and rocket attacks on Israel’s northern part are continuing. Any armed conflict, political instability or continued violence in the region, and in particularly if the current rocket attacks on Israel escalate to include the center of Israel, where our manufacturing and research and development facilities are located, may have an adverse effect on our business and our results of operations and may adversely affect the share price of companies with significant Israeli operations such as us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the six months ended June 30, 2006, following the exercise of options to purchase shares of common stock that had been granted under our 2004 Equity Incentive Plan by an employee, we issued an aggregate of 53,872 shares of restricted common stock for an aggregate purchase price of approximately $333,000. This sale of common stock was made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701.
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
We incurred expenses in connection with the offering of approximately $5.4 million, which consisted of direct payments of (i) $2.2 million in legal, accounting and printing fees, (ii) $2.8 million in underwriters’ discounts, fees and commissions and (iii) $0.4 million in miscellaneous expenses. After deducting these expenses, we received net offering proceeds of approximately $34.1 million, including exercise of the underwriters’ over-allotment.
We used approximately $3.8 million to repay principal, accrued interest and a prepayment premium to holders of our convertible promissory notes who demanded such prepayments under the terms of the notes. We also repaid all amounts outstanding under our loan and security agreement with Hercules, including the prepayment penalty in the total amount or $4 million. We intend to use the remaining proceeds (i) to partially finance the construction of our second manufacturing facility, (ii) to fund our plan to expand our biosurgical product line and to penetrate the market for biosurgical products in Japan and other countries and (iii) for working capital and other general corporate purposes. We regularly assess the specific uses and allocations of the offering proceeds.

ITEM 6. EXHIBITS

Exhibit 10.1:	Construction Agreement between Omrix Biopharmaceuticals Ltd. and S&A Design and Construction Ltd., dated as of August 2, 2006.

Exhibit 10.2:	Lease Agreement between Omrix Biopharmaceuticals Ltd. and Nichsei Har Hozvim Ltd., became effective as of May 15, 2006.

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMRIX BIOPHARMACEUTICALS, INC
Dated: August 10, 2006	By:	/s/ Robert Taub
Robert Taub
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 10, 2006	By:	/s/ Michael Burshtine
Michael Burshtine
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1:	Construction Agreement between Omrix Biopharmaceuticals Ltd. and S&A Design and Construction Ltd., dated as of August 2, 2006.

Exhibit 10.2:	Lease Agreement between Omrix Biopharmaceuticals Ltd. and Nichsei Har Hozvim Ltd., became effective as of May 15, 2006.

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.