Form 10-Q
period 2005-09-30
Omrix Biopharmaceuticals, Inc.
filed 2006-11-09
CIK 1349426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Registrant’s telephone number, including area code: (212) 887-6500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO: ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☐     Accelerated filer: ☐     Non-accelerated filer: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO: ☑
     Number of shares outstanding of the registrant’s Common Stock as of November 1, 2006: 14,900,046 shares.

Omrix Biopharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets (Unaudited)
(U.S. dollars, in thousands )

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,494	$19,438
Short-term investments	—	21,025
Trade receivables, net of allowance for doubtful accounts of $22 and $31 at December 31, 2005 and September 30, 2006, respectively	5,344	10,998
Prepaid expenses and other current assets	2,200	1,667
Inventory	6,793	15,354

Total current assets	20,831	68,482

Long-term receivables	404	1,533

Property, plant and equipment, net	4,352	5,863

Deferred charges and other intangible assets	703	512

Total assets	$26,290	$76,390

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Balance Sheets (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	December 31,	September 30,
	2005	2006
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Short-term credit from banks and current maturities of long-term loans	$5,079	$789
Accounts payable and accruals:
Trade	6,589	6,565
Other	1,773	3,081
Deferred revenues	3,912	10,536

Total current liabilities	17,353	20,971

Long-term liabilities:
Long-term loans, net of current maturities	3,878	581
Convertible promissory notes	2,148	—
Deferred revenues	7,526	8,832
Other long-term liabilities	948	998

Total long-term liabilities	14,500	10,411

Total liabilities	31,853	31,382

Commitments and contingent liabilities (Note 8)
Stockholders’ equity (deficiency):
Common stock of $0.01 par value—
Authorized: 14,545,454 and 43,636,364 shares at December 31, 2005 and at September 30, 2006, respectively; Issued: 10,885,996 and 14,892,993 shares at December 31, 2005 and September 30, 2006, respectively; Outstanding: 10,878,871 and 14,885,868 shares at December 31, 2005 and September 30, 2006, respectively;	109	149
Preferred stock of $0.01 par value—
Authorized: 909,090 and 7,272,727 shares at December 31, 2005 and at September 30, 2006, respectively; Issued and outstanding: None at December 31, 2005 and September 30, 2006;	—	—
Additional paid-in capital	87,314	122,621
Deferred stock-based compensation	(104)	—
Treasury stock, at cost (7,125 shares at December 31, 2005 and September 30, 2006)	(44)	(44)
Accumulated other comprehensive loss	(766)	(2,314)
Accumulated deficit	(92,072)	(75,404)

Total stockholders’ equity (deficiency)	(5,563)	45,008

Total liabilities and stockholders’ equity (deficiency)	$26,290	$76,390

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Operations (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Product sales	$6,435	$17,269	$16,019	$41,241
Development revenues and grants	1,290	1,070	3,152	4,480

Total revenues	7,725	18,339	19,171	45,721
Cost of revenues:
Product sales	4,557	6,658	12,927	17,560
Development revenues and grants	1,147	777	2,641	3,016

Total cost of revenues	5,704	7,435	15,568	20,576

Gross profit	2,021	10,904	3,603	25,145
Research and development, clinical and regulatory expenses, net	602	1,000	1,709	2,590
Selling, marketing, general and administrative expenses	1,615	2,419	4,717	7,140

Operating income (loss)	(196)	7,485	(2,823)	15,415
Financial income (expenses), net	(125)	633	(24,982)	458
Other income	—	5	—	795

Net income (loss)	$(321)	$8,123	$(27,805)	$16,668

Accrued dividend and induced conversion of Preferred stock and warrants	—	—	6,491	—
Net income (loss) for common stockholders	$(321)	$8,123	$(21,314)	$16,668

Net income (loss) per share—
Basic net income (loss) per share of common stock	$(0.03)	$0.54	$(2.04)	$1.26

Diluted net income (loss) per share of common stock	$(0.03)	$0.53	$(2.48)	$1.23

Weighted average number of shares of common stock outstanding during the period used to compute basic net income (loss) per share	10,871,295	14,922,232	10,460,082	13,260,395

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income (loss) per share	10,871,295	15,287,215	10,481,062	13,553,702

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Nine months ended
	September 30,
	2005	2006
Cash flows from operating activities:
Net income (loss)	$(27,805)	$16,668
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	541	684
Amortization of intangible assets	15	44
Amortization of deferred charges	139	147
Loss (gain) from sale of property, plant and equipment	2	(5)
Increase (decrease) in accrued severance pay, net	(36)	31
Accrued interest and exchange rates differences, net	13	(47)
Non cash stock-based compensation	75	992
Non cash other income	—	(790)
Inventory write-offs	97	92
Unrealized foreign exchange differences, net	2,786	(1,522)
Interest and amortization of discount on convertible notes	246	(181)
Financing charges related to inducement and extinguishment of convertible notes and warrants(1)	20,932	—
Increase in trade receivables, net	(1,768)	(5,647)
Decrease (increase) in prepaid expenses and other current assets	47	(482)
Increase in inventory	(526)	(7,820)
Increase (decrease) in accounts payable and accruals:
Trade	(491)	(111)
Other	1,584	7,104
Deferred revenues	(728)	2,011

Net cash provided by (used in) operating activities	(4,877)	11,168

Cash flows from investing activities:
Purchase of property, plant and equipment	(580)	(2,135)
Proceeds from sale of property, plant and equipment	—	13
Investment in short-term investments	—	(26,729)
Redemption and maturities of short-term investments	—	5,840
Repayment of (investment in) long-term deposits, net	295	(1,094)
Investment in other intangible assets	(585)	—

Net cash used in investing activities	(870)	(24,105)

The accompanying notes are an integral part of the consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Nine months ended
	September 30,
	2005	2006
	(Unaudited)
Cash flows from financing activities:
Short-term credit from banks, net	(230)	(2,243)
Debt issuance costs	(257)	—
Proceeds from initial public offering (IPO)	—	36,764
Costs relating to IPO	—	(1,541)
Proceeds from long-term loans	7,100	—
Repayment of long-term loans	(450)	(5,445)
Repayment of convertible promissory notes	—	(1,967)
Proceeds from exercise of options	—	333
Proceeds from issuance of warrants	75	—

Net cash provided by financing activities	6,238	25,901

Translation differences from cash balances of subsidiary	58	(20)

Increase in cash and cash equivalents	549	12,944
Balance of cash and cash equivalents at beginning of period	5,489	6,494

Balance of cash and cash equivalents at end of period	$6,038	$19,438

(1) In connection with the Recapitalization Agreement, the Company recorded the following:
Issuance of common stock	$204
Conversion of convertible promissory notes	(9,501)
Conversion of convertible notes	(24,407)
Conversion of preferred stock	(5,313)
Conversion of warrants	1,785
Common stock issuance costs	127
Additional paid-in capital	58,037

Financing charges related to inducement and extinguishment of convertible notes	$20,932

(2) Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$207	$2,310

(3) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$—	$68

Non-cash expenses relating to IPO deferred charges	$—	$—

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

The accompanying condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2006 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

As a result of the adoption of SFAS No. 123(R), operating expenses during the nine months ended September 30, 2006 include a non-cash charge of $55 for share-based payments to employees. Basic and diluted net income per share for the nine months ended September 30, 2006 are similar to what would have been the basic and diluted net income per share if the Company continued to account for share-based compensation under APB 25.
The fair value of stock-based awards was estimated using the Black-Scholes option valuation model for all grant starting January 1, 2006 with the following assumptions for the nine months ended September 30, 2006:

Nine months ended
September 30, 2006
Weighted average exercise prices	$12.52
Weighted average expected term (years)	6.69
Interest rates	4.77-5.20%
Weighted average forfeiture rate	11%
Dividend yield	0%
Weighted average fair value at grant date	$ 7.88
Because the Company recently registered its common stock, the computation of expected volatility is based on realized historical stock price volatility of comparable companies. The computation of the forfeiture rate is based on the employees’ expected exercise and on prior vesting termination behavior. The Company used the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
The following table presents the stock option activity for the nine months ended September 30, 2006:

		Weighed-
		average	Aggregate
	Number of	exercise	Intrinsic
	Options	price	Value
Outstanding at December 31, 2005	591,927	$8.84	—
Granted	146,546	12.52	$46
Forfeited	(109,600)	10.90	—
Exercised	(53,872)	6.19	—

Outstanding at September 30, 2006	575,001	$9.64	$46
Exercisable at September 30, 2006	284,000	$6.37
Vested and expected to vest	543,842	$9.47
The following table summarizes information about options to employees outstanding at September 30, 2006 under the plans:

	Options	Weighted average	Weighted
	Outstanding at	remaining	average	Options	Weighted average
Exercise	September 30,	contractual	exercise	Exercisable at	Exercise price of
price	2006	life (in years)	price	September 30, 2006	Options exercisable
$21.34	24,000	1.27	$21.34	24,000	$21.34
$16.97	14,545	0.41	$16.97	14,545	$16.97
$16.33	36,000	9.91	$16.33	—	$16.33
$13.75	146,364	8.25	$13.75	—	$13.75
$12.53	5,000	8.78	$12.53	—	$12.53
$12.27	33,000	9.74	$12.27	—	$12.27
$12.04	11,000	9.85	$12.04	—	$12.04
$11.83	3,273	8.78	$11.83	—	$11.83
$10.00	47,273	8.57	$10.00	—	$10.00
$6.19	109,091	7.48	$6.19	109,091	$6.19
$2.75	145,455	3.32	$2.85	136,364	$2.85

	575,001	6.62	$9.64	284,000	$6.37

As of September 30, 2006, there was an unrecognized compensation cost of $917 related to stock options that is expected to be recognized in future periods.

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

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

2.	In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

3.	In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have an effect on our financial condition or results of operations.

4.	In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
g.	Reclassification:
Certain comparative data in these financial statements have been reclassified to conform with current year’s presentation.

NOTE 3: SHORT-TERM INVESTMENTS
Short-term investments at September 30, 2006 are comprised of $10,145 of bank deposits with maturities of greater than three months, but less than one year, $2,199 of corporate bonds classified as available for sale and also an aggregate of $8,681 of auction rate securities, acquired during the nine months ended September 30, 2006.
The interest rate of auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”) the Company has classified its investments in auction rate securities as available for sale securities.
The Company accounts for investments in corporate debt securities in accordance with SFAS No. 115. Management determines the classification of investments marketable securities at the time of purchase and reevaluates such designations at each balance sheet date. At September 30, 2006 all marketable securities were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses, when applicable, reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated Statement of Income.
NOTE 4: INVENTORY

	December 31,	September 30,
	2005	2006
		(unaudited)
Raw materials	$2,691	$9,047
Products in progress	394	786
Finished products(1)	3,708	5,521

	$6,793	$15,354

(1)	At December 31, 2005 and September 30, 2006 includes inventory at a customer site, for which revenue was not yet recognized, in a total amount of $1,421 and $1,303, respectively.
For the year ended December 31, 2005 and for the nine months ended September 30, 2006, the Company wrote-off approximately $170 and $92, respectively, to reflect products with short term expiration dates and product market prices that are lower than cost. These write-offs were included in the cost of revenues.
NOTE 5: CONVERTIBLE PROMISSORY NOTES
a. Composed as follows:

	December 31,	September 30,
	2005	2006
		(unaudited)
Principal	$1,967	$—
Accrued interest	181	—

	$2,148	$—

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
In January 2005, certain Convertible Promissory Notes, representing a principal amount of $7,149, were converted as part of the Recapitalization Agreement in consideration for 1,990,309 shares of common stock. Noteholders that did not participate in the Recapitalization Agreement, holding a principal amount of $1,483, entered into a new Convertible Promissory Note agreement which matures on December 31, 2007 and that carries an annual interest rate of 10%. These new Convertible Promissory Notes are not readily convertible and may only be converted upon the closing of the Company’s “next equity financing” as defined in the Convertible Promissory Notes agreements, into shares issued in the next equity financing at the lower of 80% of the purchase price then paid by the investors and $6.19 per share. No beneficial conversion feature was recorded in connection with these new Convertible Promissory Notes.
Following the Company’s IPO, the holders of the Convertible Promissory Notes exercised their right for notes redemption. The redemption included a premium payment that was contingent upon the IPO, as defined in the Convertible Promissory Notes, in the amount of $1,591, bringing the redemption to a total of $3,806.
NOTE 6: SHORT-TERM CREDIT FROM BANKS AND LONG-TERM LOANS
a. Long-term loans:

	Annual
	interest rate at
	September 30,	December 31,	September 30,
	2006	2005	2006
			(unaudited)
Bank loans(1)	7.32-8.2%	$2,011	$1,370
Hercules loans(2)	—	4,703	—
Less—current maturities		(2,836)	(789)

		$3,878	$581

(1)	The bank loans are denominated in NIS. The loans at December 31, 2005 mature in 2006-2008.

(2)	See also note c below.
b. Short-term bank credit and loans:

	Annual
	Weighted
	Average
	interest rate at
	September 30,	December 31, 2005	September 30,
	2006	2005	2006
			(unaudited)
Short-term credit from bank	—	$2,243	$—
Current maturities of long-term loans		2,836	789

		$5,079	$789

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
NOTE 7: OTHER INCOME
During the nine months ended September 30, 2006, $790 was recorded as other income in connection with the receipt of raw materials from the American Red Cross (“ARC”) without any payment to ARC, pursuant to the termination terms of an agreement the Company had with the ARC. This agreement terminated in July 2004.
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
c. On May 15, 2006, the Company entered into a operating lease agreement with Nichsei Har Hozvim Ltd. for the lease of premises for a new production plant in Jerusalem. This lease agreement is for a period of ten years with three options to renew by the Company, of three years each. The average monthly lease payments is approximately $32 and is being charged to the statement of operations. In addition the Company paid a deposit of $102 which was classified as long-term receivables.
d. On August 10, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with FFF Enterprises, Inc. (“FFF”) in connection with two agreements between FFF and the Company, the Supply and Distribution Agreement: Investigational Phase (the “Investigational Agreement “) and the Supply and Distribution Agreement: Commercial Phase (the “Commercial Agreement”), each dated as of December 21, 2005. These agreements relate to the approval and distribution in the United States of Omrigam NF, an intravenous immunoglobulin manufactured by the Company, for primary immune deficiency. On the same date, the Company entered into a related Plasma Supply Agreement (the “DCI Agreement”) with DCI Management Group LLC (“DCI”) to supply plasma to the Company. The Company did not have any material obligation under these agreements until the Letter Agreement amended the terms of the Investigational Agreement.
The DCI Agreement is a five year supply agreement under which the Company is required to obtain plasma meeting certain specifications for the manufacture of Omrigam NF under the Investigational Agreement and Commercial Agreement. Under the DCI Agreement, DCI agreed to supply and the Company agreed to purchase a minimum amount of plasma annually, which amount is adjusted annually within a specified range, at agreed upon prices. The Company may terminate this agreement if regulatory action prevents the Company from manufacturing or distributing Omrigam NF in the United States.
e. On August 4, 2006, the Company entered into a construction agreement with S&A Design and Construction Ltd., an Israeli engineering company, to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacturing of biosurgical products. Under the terms of the agreement, the engineering company will complete the design and construction of the plant for a total consideration of $15,900, subject to increases as described in the agreement. As of September 30, 2006 the Company paid $2,500 to S&A in accordance with the terms of this agreement.

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
The consummation of the IPO triggered the acceleration of stock options vesting and share grant to certain employees resulting in $851 of compensation expenses recorded in the nine months ended September 30, 2006.
NOTE 10: NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted income (loss) per share:
a. Numerator:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net income (loss) available to common stockholders for basic net income (loss) per share	$(321)	$8,123	$(21,314)	$16,668
Induced conversion of Preferred stock	—	—	(4,706)	—

Net income (loss) available to common stockholders for diluted net income (loss) per share	$(321)	$8,123	$(26,020)	$16,668

b. Denominator:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	Number of shares
Weighted average number of shares of common stock
for basic net income (loss) per share of common stock	10,871,295	14,922,232	10,460,082	13,260,395
Effect of dilutive securities: shares of preferred stock	—	—	20,980	—
Options and warrants to employees and non-employees service providers	—	364,983	—	293,307

Denominator for diluted net income (loss) per share of common stock	10,871,295	15,287,215	10,481,062	13,553,702

NOTE 11: SUBSEQUENT EVENTS
On October 8, 2006 Omrix Ltd. entered into a supply agreement (the “Supply Agreement”) with Talecris Biotherapeutics, Inc. (“Talecris”). Under the terms of the Supply Agreement, Talecris shall supply and Omrix Ltd. shall purchase certain minimum quantities of cryoprecipitate derived from plasma fractionated at Precision Pharma Services, Inc.’s facility in Melville, New York. In accordance with the terms of the Supply Agreement, Omrix Ltd. has a right of first refusal to purchase additional cryoprecipitate. In consideration of the right of first refusal, Omrix Ltd. has agreed to pay Talecris $1,000 upon signing the Supply Agreement and is obligated to make three subsequent payments of $100. In addition, if Omrix Ltd. exercises its option to renew the Supply Agreement, it will also be obligated to make two additional payments of $100. The payments Omrix Ltd. is expected to make in consideration of the right of first refusal will be capitalized and amortized to expenses over the term of the Supply Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that provide the company’s current expectations or forecasts of future events. Forward-looking statements include statements about the company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section below entitled ‘‘Risk Factors’’ and in the section entitled “Management’s discussion and analysis of financial condition and results of operations” in our Prospectus as filed with the Securities and Exchange Commission on April 21, 2006. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Unless required by law, we undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
We are a commercial-stage biopharmaceutical company that develops and markets innovative biological products. We utilize our proprietary protein purification technology and manufacturing know-how to develop biosurgical and passive immunotherapy, or antibody, products. Our biosurgical product line includes products and product candidates that are used or are intended to be used for hemostasis and other surgical applications. Our passive immunotherapy product line includes antibody-rich products and product candidates for the treatment of immune deficiencies and infectious diseases, including potential biodefense applications.
Below is a brief description of our products and product candidates:
Biosurgical
Evicel/Quixil: our marketed liquid fibrin sealant product used for hemostasis in surgical procedures marketed as Evicel in the U.S. by Ethicon, Inc., a Johnson and Johnson company, and as Quixil outside the U.S. by Ethicon in Europe and directly by us and local distributors in other territories.
Evicel™: our second generation liquid fibrin sealant product that received marketing approval from the U.S. Food and Drug Administration, or FDA, in June 2006 is currently marketed in the US with an indication in liver surgery. We are developing, in collaboration with Ethicon, additional indications for Evicel. It differs from our first generation fibrin sealant (marketed as Crosseal) in that it does not require a stabilizing agent to slow the natural dissolution of the clot.
Fibrin Patch (previously known as Biological Hemostatic Device or BHD): our novel biological hemostatic dressing that we are developing, in collaboration with Ethicon. This product candidate builds on our Evicel technology and is designed for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites.
Thrombin stand-alone and flowable thrombin: our thrombin stand-alone product candidate is being developed with Ethicon for general surgical use, primarily for use in neurosurgery, as a product extension of our fibrin sealant. Our flowable (or kitted) thrombin product candidate is also being developed with Ethicon and combines our thrombin stand-alone product candidate with a medical device provided by Ethicon. In June 2006, we completed the patient enrollment in the multi-center, Phase III pivotal trial for thrombin stand-alone.
Passive Immunotherapy(antibody)
Vaccinia Immune Globulin or VIG: our product for treatment of smallpox vaccine-related complications. We supply VIG to government organizations.
High-Titer Vaccinia Immune Globulin or HT-VIG: our product candidate to provide a more concentrated form of VIG that can be used in smaller volumes for the same indication and we believe can also be used for the treatment of smallpox.
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
On April 26, 2006 we consummated an IPO in which we sold 3,437,500 common shares, 0.01 par value per share, at a price of $10 per share. In May 2006, the IPO underwriters exercised their option for an additional 515,625 common shares. Net proceeds to the Company from the IPO, including from the underwriters option mentioned above, after underwriters commission and expenses, were $34.1 million.
Our revenues are derived from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development services and grants. We derive product sales revenues and development services and grants revenues from both our biosurgical and passive immunotherapy product lines. Our biosurgical product sales revenues are comprised of unit sales and revenue recognition of upfront fees and milestone payments under our collaboration agreements. For the three months periods ended September 30, 2005 and 2006, 89% and 90%, respectively, of our biosurgical product sales were generated from unit sales. For the nine months periods ended September 30, 2005 and 2006, 85% and 90%, respectively, of our biosurgical product sales were generated from unit sales.
Our passive immunotherapy product sales revenues are generated primarily from product sales. Our biosurgical product line generates development services revenues from our collaborators in connection with our research and development revenues, while the passive immunotherapy product line generates these revenues from government grants.
During the three and nine months ended September 30, 2006, our biosurgical product line generated approximately 24% and 29%, respectively, of our revenues and our passive immunotherapy product line generated approximately 76% and 71%, respectively, of our revenues. In the three and nine months ended September 30, 2005, our biosurgical product line generated approximately 43% and 40%, respectively, of our revenues and our passive immunotherapy product line generated approximately 50% and 53%, respectively, of our revenues. In the three and nine months ended September 30, 2005, approximately 7% and 7% of our revenues were generated by sales of other plasma-derived products, such as Factor VIII and albumin, that we ceased producing; revenues from these products are not included in either our biosurgical or passive immunotherapy revenues. Beginning in 2004, we began to reduce production of these products due to price erosion.
Our functional currencies are the U.S. dollar and the Euro, which are the primary currencies of the economic environments in which we and our subsidiaries operate. Our consolidated financial statements include the financial statements of our Belgian subsidiary, Omrix Biopharmaceuticals S.A., which are translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards, or SFAS, No. 52, “Foreign Currency Translation.” Omrix Biopharmaceuticals S.A. is primarily engaged in European regulatory affairs, marketing and logistics support. Because our reporting currency is the dollar, fluctuations in the Euro-dollar exchange rate have an impact on our intercompany balances and therefore on our operating results. In addition, we were paid in British pounds under the contract we were awarded by the United Kingdom to provide VIG to the United Kingdom Department of Health. Therefore, we expect to be exposed to fluctuations in the British pound-dollar exchange rate through 2006.
U.S. Food and Drug Administration Approvals and Related Developments
In June 2006, we were granted marketing clearance from the FDA, for Evicel, for hemostasis during liver surgery. Evicel differs from Crosseal, in that Evicel does not contain a stabilizer, and therefore will not have the contraindication required of Crosseal.
In June, we also announced that wesubmitted a Prior Approval Supplement, or PAS, to the FDA containing the results of a prospective, randomized multi-center Phase III controlled study comparing the hemostatic efficacy of Evicel to standard-of-care in peripheral vascular surgery in 150 patients. The first subject was randomized on June 9, 2005 and the last subject completed the study on March 29, 2006. We submitted this PAS in order to expand the indication of Evicel to include peripheral vascular surgery.
We are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the U.S. and the EU. To obtain this approval for Evicel in the U.S., we must demonstrate effective hemostasis in three types of surgical procedures, of which hawse have now completed two, liver and peripheral vascular surgery. In May 2006, we commenced a multi-center Phase III trial with Evicel for hemostasis in kidney surgery in the U.S.

Results of Operations
Three Months Ended September 30, 2006, Compared To Three Months Ended September 30, 2005
Revenues
Our revenues increased by $10.6 million, or 137%, from $7.7 million for the three months ended September 30, 2005 to $18.3 million for the three months ended September 30, 2006. This increase is the result of a 168% increase in product sales revenues.
Our revenues for each of our product lines for the three months ended September 30, 2005 and 2006 are presented in the table below, as well as revenues from other plasma-derived products.

	Three months
	Period Ended September 30,
	2005	2006
	$US thousands
Biosurgical products
Product sales	$2,220	$3,488
Development revenues	1,138	878

	3,358	4,366

Passive immunotherapy products
Product sales	3,719	13,781
Grants	152	192

	3,871	13,973

Other products	496

Total	$7,725	$18,339

Biosurgical
General
Revenues from our biosurgical product line increased by $1.0 million, or 30%, from $3.4 million for the three months ended September 30, 2005 to $4.4 million for the three months ended September 30, 2006.
Product Sales
Biosurgical product sales revenues increased by $1.3 million, or 57%, from $2.2 million for the three months ended September 30, 2005 to $3.5 million for the three months ended September 30, 2006. This increase was primarily due to an increase in the volume of unit sales of Crosseal, Evicel and Quixil to Ethicon for the U.S. and Europe.
Development Revenue
Biosurgical development revenues decreased by $260,000, or 23%, from $1.1 million for the three months ended September 30, 2005 to $878,000 for the three months ended September 30, 2006. This decrease reflects the shift towards the clinical phases of the development activities related to our biosurgical product candidates partnered with Ethicon. Clinical test costs are paid directly by Ethicon and therefore are not reflected in our development services revenues. In addition, the development of one of our products was finalized.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line increased by $10.1 million, or 261%, from $3.9 million for the three months ended September 30, 2005 to $14.0 million for the three months ended September 30, 2006.
Product Sales
Passive immunotherapy product sales revenues increased by $10.1 million, or 271%, from $3.7 million for the three months ended September 30, 2005 to $13.8 million for the three months ended September 30, 2006. This increase was mainly due to product revenues from VIG in the amount of $8 million and an increase in the price per unit for our IVIG.

Grants
Passive immunotherapy grants revenues increased by $40,000, or 26%, from $152,000 in the three months ended September 30, 2005 to $192,000 for the three months ended September 30, 2006. These amounts were recognized in connection with grants from the NIH for the development of our HT-VIG and WNIG projects. This increase reflects the increase in NIH funded activities for these project.
Cost of Revenues
Our cost of revenues increased by $1.7 million, or 30%, from $5.7 million for the three months ended September 30, 2005 to $7.4 million for the three months ended September 30, 2006.
Cost of Product Sales and Gross Margin
Our cost of product sales increased by $2.1 million, or 46%, from $4.6 million for the three months ended September 30, 2005 to $6.7 million for the three months ended September 30, 2006. Gross sales margin improved from 29% to 61% as a result of the increase in the overall production volume which reduced the indirect cost per unit allocated to manufactured product units sold, the increase in IVIG selling prices and the addition of VIG sales margins.
Cost of Development Revenues and Grants
Cost of development revenues and grants decreased by $370,000, or 32%, from $1.1 million in the three months ended September 30, 2005 to $777,000 for the three months ended September 30, 2006. This decrease reflects the shift to the clinical stage of the development projects with Ethicon and accordingly the reduction in our development services revenues.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $398,000, or 66%, from $602,000 for the three months ended September 30, 2005 to $1.0 million for the three months ended September 30, 2006.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses increased by $804,000, or 50%, from $1.6 million for the three months ended September 30, 2005 to $2.4 million for the three months ended September 30, 2006. This increase is mainly due to increase in rent, accounting, legal and business development costs. Our selling and marketing expenses were 17% and 9% of total selling, marketing, administrative and general expenses for the three months ended September 30, 2005 and 2006, respectively.
Financial Income (Expenses), Net
Our financial income, net, for the three months ended September 30, 2006 were $633,000, compared to financial expenses, net, of $125,000 for the three months ended September 30, 2005.
Currency exchange income in the three months ended September 30, 2006 amounted to $248,000 compared to currency exchange income of $69,000 for the three months ended September 30, 2005. Currency exchange income is mainly due to the strengthening of the Euro to the U.S. Dollar.
Net Income (Loss)
Net income for the three months ended September 30, 2006 was $8.1 million, or $0.54 ($0.53 fully dilutive) per share, compared to a net loss of $321,000, or $0.03 ($0.03 fully dilutive) per share in the three months ended September 30, 2005.
Nine months ended September 30, 2005 and 2006
Revenues
Our revenues increased by $26.5 million, or 138%, from $19.2 million for the nine months ended September 30, 2005 to $45.7 million for the nine months ended September 30, 2006. This increase is the result of a 157% increase in product sales revenues and a 42% increase in development services and grants revenues.
Our revenues for each of our product lines for the nine months ended September 30, 2005 and 2006 are presented in the table below, as well as revenues from other plasma-derived products.

	Nine months
	Ended September 30,
	2005	2006
	$US thousands
Biosurgical products
Product sales	$4,990	$9,182
Development revenues	2,740	3,856

	7,730	13,038

Passive immunotherapy products
Product sales	9,748	31,898
Grants	412	624

	10,160	32,522

Other products	1,281	161

Total	$19,171	$45,721

Biosurgical
General
Revenues from our biosurgical product line increased by $5.3 million, or 69%, from $7.7 million for the nine months ended September 30, 2005 to $13.0 million for the nine months ended September 30, 2006.
Product Sales
Biosurgical product sales revenues increased by $4.2 million, or 84%, from $5.0 million for the nine months ended September 30, 2005 to $9.2 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in the volume of unit sales of Crosseal and Evicel in the U.S. and Quixil in Europe.
Development Revenue
Biosurgical development services revenues increased by $1.2 million, or 41% from $2.7million for the nine months ended September 30, 2005 to $3.9 million for the nine months ended September 30, 2006. This increase was due to increased development activity related to our biosurgical product candidates partnered with Ethicon.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line increased by $22.3 million, or 220%, from $10.2 million for the nine months ended September 30, 2005 to $32.5 million for the nine months ended September 30, 2006.
Product Sales
Passive immunotherapy product sales revenues increased by $22.2 million, or 227%, from $9.7 million for the nine months ended September 30, 2005 to $31.9 million for the nine months ended September 30, 2006. This increase was mainly due to product revenues from VIG in the amount of $15.3 million and an increase in units and price per unit for our IVIG.
Grants
Passive immunotherapy grants revenues increased by $212,000, or 51%, from $412,000 in the nine months ended September 30, 2005 to $624,000 for the nine months ended September 30, 2006. These amounts were recognized in connection with grants from the NIH for the development of our HT-VIG and WNIG projects. This increase reflects the increase in NIH funded activities for these projects.
Cost of Revenues
Our cost of revenues increased by $5.0 million, or 32%, from $15.6 million for the nine months ended September 30, 2005 to $20.6 million for the nine months ended September 30, 2006.
Cost of Product Sales and Gross Margin

Our cost of product sales increased by $4.7 million, or 36%, from $12.9 million for the nine months ended September 30, 2005 to $17.6 million for the nine months ended September 30, 2006. Gross sales margin improved from 19% to 57% as a result of the increase in the overall production volume which reduced the indirect cost per unit allocated to manufactured product units sold, the increase in the number of IVIG units and IVIG selling prices and the addition of VIG sales margins.
Cost of Development Revenues and Grants
Cost of development revenues and grants increased by $375,000, or 14%, from $2.6 million in the nine months ended September 30, 2005 to $3.0 million for the nine months ended September 30, 2006. This increase reflects an increase in the level of our activity in both the biosurgical and immunotherapy sponsored projects.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $881,000, or 52%, from $1.7 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses increased by $2.4 million, or 51%, from $4.7 million for the nine months ended September 30, 2005 to $7.1 million for the nine months ended September 30, 2006. This increase is mainly due to increase in rent, accounting and legal and business development costs. Our selling and marketing expenses were 17% and 11% of total selling, marketing, administrative and general expenses for the nine months ended September 30, 2005 and 2006, respectively.
Financial Income (Expenses), Net
Our financial income, net, for the nine months ended September 30, 2006 were $458,000, compared to financial expenses, net of $25.0 million for the nine months ended September 30, 2005.
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
The financial expenses for the nine months ended September 30, 2006 include $1.6 million of financial expenses related to the repayment of our convertible promissory notes. This redemption included a premium in the said amount due to the convertible promissory notes holders upon repayment triggered by an IPO.
Currency exchange expenses decreased by $4.9 million, from an expense of $2.9 million for the nine months ended September 2005 to an income of $2.0 million in the same period in 2006. Currency exchange gains resulted from the strengthening of the Euro to the U.S. Dollar.
Other Income
In the nine months period ended September 30, 2006, we recorded $790,000 of other income as a result of receiving raw materials from the ARC, without any payment, pursuant to the termination terms of an agreement we had with the ARC which terminated in July 2004.
Net Income (Loss)
Net income for the nine months ended September 30, 2006 was $16.7 million, or $1.26 ($1.23 fully diluted) per share, compared to a net loss of $27.8 million, or $2.04 ($2.48 fully diluted) per share in the nine months ended September 30, 2005. Excluding the financial expenses incurred in connection with the recapitalization in the nine months ended September 30, 2005, the net loss per share amounts to $0.04 in that period.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2006, our cash and cash equivalents were $19.4 million compared to $6.5 million as of December 31, 2005. In addition to cash and cash equivalents we had $21.0 million of short term investments and $1.5 million of long term deposits, compared to no short term investments and $404,000 of long term deposits as of December 31, 2005.
Net cash from operating activities was $11.2 million for the nine months ended September 30, 2006. This amount is net of an increase in working capital funding, net of $7.0 million which is mainly due to an increase in inventories and trade receivables, reflecting the increase in sales and inventory buildup to supply future sales. An increase of $2.0 million in our deferred revenues is due to a milestone earned pursuant to our agreement with Ethicon.
Net cash used in investing activities was $24.1 million for the nine months ended September 30, 2006. These activities consisted primarily of investment in short and long term deposits and in our new manufacturing plant.
Net cash from financing activities was $25.9 million for the nine months ended September 30, 2006. The cash from investing activities consisted primarily of cash received in our IPO and the subsequent exercise of the over allotment option by the IPO underwriters, net of short and long term debt repayment in the amount of $9.7 million.
Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2005.
Net cash used for investing activities was $870,000 for the nine months ended September 30, 2005. These activities consisted primarily of investment in property, plant and equipment and licensing of certain intellectual property related to our biosurgical application device.
Net cash provided by financing activities was $6.2 million for the nine months ended September 30, 2005. Net cash provided by financing activities included $7.1 million of long term loans proceeds from Hercules and banks.
In April 2006, we consummated an IPO of our common stock in which we sold 3,437,500 shares of common stock at $10.00 per share. Following the IPO the IPO underwriters exercised their option for an additional 515,625 shares of common stock bringing the total net proceeds to $34.1 million.
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
FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The company is currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk from changes in interest rates associated with its short term and long term debt as well as those associated with its cash and cash equivalents and short and long term investments.
The Company uses credit facilities and obtained loans in different currencies. As of September 30, 2006, the Company’s short and long term debt consisted of the following (amounts in US Dollar thousands):

	Amount at	Interest Rate at
	September 30,	September 30,
Term and Currency	2006	2006
Long term NIS credit – fixed interest rate	$678	7.32%
Long term NIS credit – variable interest rate	$678	8.2%
The Company uses different financial facilities and deposits for its cash and cash equivalents, short and long term investments. As of September 30, 2006, the Company’s cash and cash equivalents and short and long term deposits consisted of the following (amounts in US Dollar thousands):

	Amount at	Interest Rate at
	September 30,	September 30,
Term and Currency	2006	2006
Cash and cash equivalents USD deposits	$10,164	4.33%
Cash and cash equivalents Euro deposit	$7,535	0.59%
Cash and cash equivalents NIS deposits	$1,473	4.09%
Cash and cash equivalents GBP deposits	$39	0.00%
Short term USD deposits	$10,031	5.44%
Short term USD deposits- Bonds	$2,198	5.18%
Short term USD deposits – auction rate securities	$8,660	5.31%
Short term NIS deposits	$466	5.30%
Long term USD deposits – fixed interest rate	$1,000	5.47%
Long term NIS deposits – fixed interest rate	$164	4.20%
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
Our future growth will depend in large part on our ability to develop successfully, obtain regulatory approval for and commercialize our product candidates, including our:
➢	second generation fibrin sealant, Evicel, for expanded indications;

➢	BHD, for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites;

➢	thrombin stand-alone and a flowable thrombin, for general hemostasis; and

➢	HT-VIG for smallpox vaccine-related complications and treatment of smallpox.
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
We believe we will have to expand our manufacturing capacity to meet anticipated demand for our products. We are currently planning to increase production capacity for fibrin sealant products at our existing facility to meet anticipated demand through 2008 and started constructing a new facility in Jerusalem, Israel to meet our needs thereafter. We may not be able to obtain the requisite regulatory approvals for the increase in production capacity at our existing facility on a timely basis, or at all, and while we believe that our new facility will be completed in 2009, we may not be able to complete the construction of this facility within our anticipated time frame or budget. Even if we complete the construction in a timely manner, we may not be able to obtain the requisite regulatory approvals for the facility on a timely basis, or at all. If we cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction, in a timely manner, our ability to meet demand for our products would be adversely affected.
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
We operate in international markets. We generate significant revenues and incur operating expenses outside the U.S. principally in New Israeli Shekels, or NIS, and Euros. However, the amount of our revenues denominated in a particular currency typically varies from the amount of expenses denominated in that currency, which exposes us to losses resulting from currency fluctuations. For the nine months ended September 30, 2006, the percentages of our revenues and expenses denominated in U.S. dollars, NIS and Euros were as follows:

Currency	Revenues	Expenses
U.S. dollars	63%	65%
NIS	—	27%
Euros	4%	5%
Other	33%*	3%

*	Consists mostly of Pound Sterling
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
Our common stock been publicly traded for only a few months and we cannot predict the extent to which a trading market for our common stock will develop or be sustained.

The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:
➢	developments concerning Evicel, the BHD or any of our product candidates;

➢	new products introduced or announced by us or our competitors;

➢	announcements of technological innovations by us or our competitors;

➢	expiration or termination of licenses, research contracts or other collaboration agreements;

➢	conditions or trends in the regulatory climate in the biopharmaceutical industry;

➢	intellectual property, product liability or other litigation against us;

➢	actual or anticipated variations in our operating results;

➢	changes in financial estimates by securities analysts;

➢	changes in the market valuations of similar companies; and

➢	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. All of the shares sold in our public offering in April 2006 are freely tradeable without restriction or further registration under federal securities laws, unless purchased by our “affiliates” as that term is defined in Rule 144 under the Securities Act. Substantially all other shares of our common stock are saleable under Rule 144 under the Securities Act.
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
All of our manufacturing and research and development facilities and a substantial portion of our personnel are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there has been an increase in unrest and terrorist activity, which began in September 2000 and which has continued with varying levels of severity into 2006.For instance, iIn July 2006, a severe rocket attack was launched on the northern part of Israel from Lebanon. Any armed conflict, political instability or continued violence in the region, and in particularly if the July 2006 rocket attacks on Israel were to be renewed and include the center of Israel, where our manufacturing and research and development facilities are located, our business and results of operations may be adversely effected and the share price of companies with significant Israeli operations such as us may also be adversely effected.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the nine months ended September 30, 2006, following the exercise of options to purchase shares of common stock that had been granted under our 2004 Equity Incentive Plan by an employee, we issued an aggregate of 53,872 shares of restricted common stock for an aggregate purchase price of approximately $333,000. This sale of common stock was made pursuant to the exemption from the registration requirements of the Securities Act afforded by Rule 701.
Use of Proceeds

On April 20, 2006, our registration statement on Form S-1 (Reg. No. 333-131107) for the offering of 3,437,500 shares of our common stock and 515,625 shares allocated to cover the underwriters’ over-allotments was declared effective. The offering was consummated on April 26, 2006 and did not terminate before any securities were sold. The underwriters exercised their over-allotment option in full on May 12, 2006. The gross aggregate purchase price of the common stock offered and sold by the Company was approximately $39 million, including exercise of the underwriters’ over-allotment.
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

OMRIX BIOPHARMACEUTICALS, INC
Dated: November 9, 2006	By:	/s/ Robert Taub
Robert Taub
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2006	By:	/s/ Michael Burshtine
Michael Burshtine
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.