Form 10-K
period 2006-12-31
Omrix Biopharmaceuticals, Inc.
filed 2007-03-13
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2147005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

630 Fifth Avenue, New York, New York	10111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 887-6509
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock	The NASDAQ Global Market under
($0.01 par value)	the symbol OMRI
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $509,229,775 as of December 29, 2006, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such shares may be deemed to be affiliate shares. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 16,828,479 shares of the registrant’s common stock issued and outstanding as of March 6, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 31, 2007, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III of this Form 10-K.

OMRIX BIOPHARMACEUTICALS, INC.
REPORT ON FORM 10-K

PART I
In this Annual Report, “Omrix” or the “company,” “we,” “us” and “our” refer to Omrix Biopharmaceuticals, Inc., and our wholly-owned subsidiaries. This Annual Report contains forward-looking statements that involve risk and uncertainties. Actual events or results may differ materially from those discussed in this Annual Report. Factors that might cause such a difference include, but are not limited to, those discussed in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this Annual Report.
Quixil is our registered trademark. All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.
Item 1. Business
Overview
We are a commercial-stage biopharmaceutical company that develops and markets innovative biological products. We utilize our proprietary protein purification technology and manufacturing know-how to develop biosurgical and passive immunotherapy products derived from human plasma. Our biosurgical product line includes products and product candidates that are used or are intended to be used for hemostasis and other surgical applications. Our passive immunotherapy product line includes antibody-rich products and product candidates for the treatment of immune deficiencies and infectious diseases, including potential biodefense applications. In each of our product lines, we are developing novel and easy-to-use products that address unmet market needs.
Our core competency is applying our proprietary protein purification technology and our manufacturing know-how to develop, license and commercialize biosurgical and passive immunotherapy protein-based products. We employ our technology on a commercial scale to either isolate proteins of interest or remove unwanted proteins from raw materials such as human plasma or plasma fractions. Our biosurgical and passive immunotherapy products and product candidates are plasma-based products either enriched for, or depleted of, selected proteins.
Biosurgical products and product candidates
Our current biosurgical product is a fibrin sealant used as an adjunct to hemostasis in surgical procedures, marketed as Evicel in the U.S. and as Quixil outside of the U.S. It is sold in the U.S., the EU and several other European countries under a distribution and supply agreement we have with Ethicon. We sell Quixil in several other countries directly or through local distributors.
In June 2006, we were granted marketing approval from the FDA for Evicel, a second generation fibrin sealant, as an adjunct to hemostasis in liver surgery in the U.S.
We believe that Evicel and Quixil have several competitive advantages over other liquid fibrin sealants on the market. Evicel and Quixil:
•	are readily available for spraying and dripping because they can be prepared from thawed product in approximately one minute in the operating room;

•	result in a clot that we believe has better adherence to tissue and greater elasticity;

•	avoid the possibility of an adverse reaction associated with bovine proteins because they are free of animal-derived components; and

•	can be refrigerated in a liquid form, thereby avoiding waste of unused product, for up to 30 days after thawing.
For the years ended December 31, 2005 and 2006, we recognized $7.0 million and $13.4 million, respectively, in revenues from our direct commercial sales and sales to Ethicon and our other distributors of Crosseal/Evicel and Quixil, including revenues recognized from upfront fees and milestone payments.
We are also developing the following biosurgical product candidates:
•	Evicel, with an expanded label for general hemostasis;

•	thrombin stand-alone and flowable thrombin, for specific surgical applications; and

•	a Fibrin Patch, comprised of our BAC II and thrombin embedded in a biodegradable device, designed for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites in trauma and surgical patients.
In addition, we have entered into agreements with third parties to collaborate in the development of product candidates with potential applications in site-specific treatment of tissue and tissue regeneration. Further, we intend to develop new biosurgery products based on our fibrin sealant technology outside of the field of hemostasis indication and our relationship with Ethicon. Our anti-adhesion and spine product candidates as well as products under development with other companies are part of this strategy.
Passive immunotherapy products and product candidates
We market and supply passive immunotherapy products in selected geographic markets. These products provide passive immunity to patients who lack the ability to generate an effective level of antibodies on their own. Our passive immunotherapy products and product candidates include:
•	IVIG, marketed in Israel primarily for the treatment of patients with immune deficiencies;

•	VIG, supplied under government contracts for the treatment of smallpox vaccine-related complications;

•	HBIG, marketed in Israel for the prevention of reinfection of transplanted livers in patients with HBV;

•	HT-VIG, a more concentrated form of VIG, which we are developing for the treatment of smallpox vaccine-related complications and treatment of side effects and the prevention of the side effects of vaccination against smallpox;

•	WNIG and HT-WNIG, which we are developing for the treatment of severe infection with West Nile virus; and

•	Avian Influenza IG, which we are developing under a CRADA agreement with the NIH.
For the years ended December 31, 2005 and 2006, we recognized $14.2 million and $43.3 million, respectively, in revenues from commercial sales of passive immunotherapy products.

Our Protein Purification Technology
Our proprietary protein purification technology includes both chemical and physical processes designed to purify proteins from human plasma or plasma fractions while maintaining their natural structure to preserve their full range of biological activities. This technology is used to manufacture our biosurgical and passive immunotherapy products and product candidates. We can employ this technology on a commercial scale to either isolate proteins of interest or remove unwanted proteins from raw materials such as human plasma or plasma fractions. Both the remaining plasma fractions and the proteins we selectively remove can be used in our products and product candidates. We utilize a multi-step biochemical separation process, which includes binding a synthetic chemical to the protein that is to be separated from the plasma, separating the complex from the plasma and then disbanding the protein from that chemical. This process uses novel reagents, including a resin that we use for protein removal, and takes place under highly controlled temperature, pH and manufacturing flow levels, which vary for each of the proteins that we select.
We use our purification technology to produce our fibrin sealants, including Evicel and Quixil, which are comprised of thrombin, and BAC II in the case of Evicel and BAC in the case of Quixil. BAC and BAC II contain naturally occurring clotting-related proteins, including fibrinogen, Factor XIII, Factor VIII, fibronectin and Von Willebrand factor antigen, which we believe play a role in an efficient clotting and healing process. This suite of proteins is not present in other fibrin sealant products because competitors use purified fibrinogen. Moreover, our manufacturing process allows certain proteins to interact before filling into vials, rather than at the later stage of application to the wound when the components are mixed. We believe that this interaction in the BAC and BAC II leads to the clot forming more effectively when thrombin is added to BAC or BAC II than when thrombin is added to purified fibrinogen. Further, we believe that the resulting clot has greater elasticity and adherence to tissue.
We seek to adapt our purification process to expand the market opportunities for our products. For example, all currently marketed liquid fibrin sealants, including Quixil, contain a stabilizing agent to prevent proteases present in plasma from dissolving the clot. The presence of a stabilizing agent has prevented our fibrin sealant from being used in neurosurgery. Therefore, we have designed a process to remove these proteases from our second generation BAC, so that BAC II, incorporated in Evicel, does not require a stabilizing agent. As a result, we believe that we can expand the indication for our second generation fibrin sealant, Evicel, to include hemostasis in neurosurgery, subject to regulatory approval.
In addition, the manufacturing process for our biosurgical and passive immunotherapy products uses multiple steps designed to remove and inactivate pathogenic viruses that may be found in human plasma. We purchase plasma and plasma fractions from U.S. licensed collection centers, which collect plasma from screened donors. It is, however, possible that viruses could be present in the plasma we use to produce our products. To address this safety issue, the components of our products and product candidates undergo two separate and distinct rigorous viral inactivation process, one of which is known as solvent detergent, or SD, inactivation. SD inactivation destroys major blood-borne viruses such as HIV, HBV and hepatitis C. This step is followed by either pasteurization, in the case of BAC, or a proprietary nanofiltration process, in the case of thrombin, and all of our passive immunotherapy products, to disable or remove viruses. We believe this multi-step process provides a high margin of safety for our products and product candidates.
Our Products
We utilize our proprietary protein purification technology and manufacturing know-how to develop biosurgical and passive immunotherapy products derived from human plasma. Our biosurgical product line includes products and product candidates used or intended to be used for hemostasis and other surgical applications. Our passive immunotherapy product line includes antibody-rich products and product candidates for the treatment of immune deficiencies and infectious diseases, including potential biodefense applications. In each of our product lines, we are developing novel and easy-to-use products that address unmet market needs.
Biosurgical products and product candidates
Our currently marketed biosurgical products are Evicel and Quixil, which are used as adjuncts to hemostasis in surgical procedures. Evicel is sold in the U.S., and Quixil is sold in the EU and several other European countries under a distribution and supply agreement we have with Ethicon, and in several other countries directly by us or through local distributors. We are developing, in collaboration with Ethicon, several other biosurgical product candidates.
The following table summarizes certain information regarding our biosurgical products and product candidates:

Product	Status	Indication	Collaborator
Evicel	Commercially available in the U.S.	Adjunct to hemostasis in liver surgery in the U.S.	Currently marketed through Ethicon in the U.S.

	sBLA submitted for an adjunct to hemostasis in peripheral vascular surgery and for an adjunct to hemostasis in kidney surgery, as part of approval as an adjunct to hemostasis for general surgical use in the U.S. and the EU	Adjunct to hemostasis for general surgical use in the U.S. and the EU	Under development with Ethicon

Quixil	Commercially available in the EU, several other European countries, Mexico and Israel	Adjunct to hemostasis for general surgical use in Germany, UK, France, Italy, Brazil and Mexico Adjunct to hemostasis in liver and orthopedic surgeries in certain EU countries and Israel	Currently marketed through Ethicon in the EU

Fibrin Patch	Commenced a Phase 1 clinical trial as an adjunct to hemostasis	For the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites, in the U.S. and the EU	Under development with Ethicon

Thrombin stand-alone and flowable thrombin	Thrombin stand-alone: completed Phase 3 clinical trial in the U.S. and submitted BLA for thrombin stand-alone

	Flowable thrombin: may file 510(k) application after thrombin stand-alone is approved in the U.S.	Adjunct to hemostasis for general surgical use, primarily for use in neurosurgery, in the U.S.	Under development with Ethicon

Adhexil	IND filed with the FDA	Prevention and/or reduction of post-operative adhesions in patients undergoing pelvic surgery
Our fibrin sealant products
Our fibrin sealant products and product candidates are used for hemostasis, or as an adjunct to hemostasis, in surgical procedures. Our first generation fibrin sealant was marketed as Crosseal in the U.S. until August 2006 and is marketed as Quixil outside the U.S. by Ethicon under our supply and distribution agreement with them.
Crosseal/Quixil contains a stabilizing agent, which resulted in Crosseal/Quixil being contraindicated for neurosurgery. In June 2006, we obtained approval for our second generation fibrin sealant, Evicel, marketed in the U.S. for an indication in liver surgery. Evicel incorporates our second generation BAC, or BAC II, and as a result, does not require a stabilizing agent to slow the natural dissolution of the clot. Evicel, therefore, unlike Crosseal/Quixil, is not contraindicated for neurosurgery. Currently, Ethicon markets Evicel, which replaced Crosseal, in the U.S. and it continues to market Quixil outside of the U.S.
We believe that Evicel and Quixil have several competitive advantages over other liquid fibrin sealants on the market:

•	Ease-of-use. Fibrin sealants are used in time-critical situations and therefore must be easy to use and readily available for spraying and dripping. Our Evicel and Quixil are sold as a frozen liquid and require approximately one minute preparation time in the operating room after thawing. Many other fibrin sealants require approximately 20 minutes to prepare and cannot be prepared in advance because the fibrinogen breaks down after four hours at room temperature. In addition, unlike most other fibrin sealants, Evicel and Quixil are transparent, making it easy for the surgeon to see the underlying surface after the sealant has been applied to determine whether hemostasis has been achieved.

•	Efficacy. We believe that the naturally occurring suite of proteins in the BAC II in Evicel and BAC in Quixil results in a clot with better adherence to tissue and greater elasticity.

•	Safety. Evicel and Quixil are the first, and currently the only, commercially available liquid fibrin sealant products free of animal-derived components, thereby avoiding the possibility of an adverse reaction associated with exposure to bovine proteins contained in other commercially available fibrin sealants.

•	Economy. Evicel and Quixil can be refrigerated in liquid form for up to 30 days after thawing. They come in one, two or five milliliter vials. In addition, these products in unopened vials are stable at room temperature for up to 24 hours. Evicel and Quixil can also be kept frozen for up to two years. This design and packaging allow for tailored application without waste of unused product.
Evicel
Ethicon is marketing Evicel in the U.S. and we are continuing to develop new indications for our second generation fibrin sealant, Evicel, in collaboration with them. In June 2006, we were granted marketing clearance from the FDA, for Evicel, as an adjunct to hemostasis during liver surgery. In addition, we are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the U.S. and the EU. To obtain this approval for Evicel in the U.S., we must demonstrate effective hemostasis in three types of surgical procedures, of which we have completed clinical trials in two: liver surgery and peripheral vascular surgery. In May 2006, we commenced a multi-center Phase 3 trial with Evicel as an adjunct to hemostasis in kidney surgery in the U.S.
In July 2005, we began a multi-center Phase 3 clinical trial with Evicel as an adjunct to hemostasis in peripheral vascular surgery in 150 patients in the U.S. and the EU, which is now completed. In July 2006, we submitted an sBLA containing the results of this clinical trial to the FDA to expand the indication of Evicel to include use as an adjunct for hemostasis in peripheral vascular surgery. In May 2006, we began a multi-center Phase 3 trial with Evicel as an adjunct to hemostasis in kidney surgery in the U.S. In March 2007, we submitted an sBLA containing the results of this clinical trial to the FDA to expand the indication of Evicel to include use as an adjunct for hemostasis in kidney surgery, and at the same time we filed to expand the indication for Evicel to be an adjunct to hemostasis for general surgical use. If the filing is approved, we intend to launch the product as an adjunct to hemostasis for general surgical use in the U.S. during 2007.
We expect to submit Phase 3 results with the EMEA for the kidney surgery clinical trial for Evicel in 2007, and if Evicel is approved, to launch the product as an adjunct to hemostasis for general surgical use in the EU during 2008.

Quixil
Quixil is our fibrin sealant product used for hemostasis, or as an adjunct to hemostasis, in surgical procedures and is marketed outside of the U.S. by Ethicon. Ethicon has been marketing Quixil in the EU and several other European countries since 2003 and is currently marketing it as an adjunct to hemostasis for general surgical use. In addition, we have been marketing Quixil directly in Israel since 1998 as an adjunct to hemostasis in liver surgery and through local distributors in Mexico since 2000 as an adjunct to hemostasis for general surgical use. In November 2005, we received the last of a number of approvals for Quixil as an adjunct to hemostasis for general surgical use, and regulatory licenses have been issued for this indication by Germany, the United Kingdom, France, Italy and Brazil. Crosseal/Quixil is contraindicated for neurosurgery.
Our Quixil contains BAC, which includes a suite of proteins that we believe leads to a faster and more efficient clotting and healing process. This suite of naturally occurring proteins is not present in other fibrin sealant products because they use purified fibrinogen. Our manufacturing process allows these proteins in BAC to interact in the vial, rather than at the later stage of application to the wound. We believe that this interaction in the BAC leads to the clot forming more effectively when thrombin is added to BAC than when thrombin is added to purified fibrinogen. Further, we believe that the resulting clot has greater elasticity and adherence to tissue.
In 2004, Frost & Sullivan awarded the Product Differentiation Leadership Award to Ethicon as a result of Ethicon’s inclusion of Quixil in its product portfolio. The award is presented each year to a company that best demonstrates the ability to develop or advance products with more innovative capabilities than competing companies and products. According to Frost & Sullivan, such innovation is expected to significantly contribute to the industry in terms of product performance and rate of technical change.
In 2000, we completed a multi-center Phase 3 clinical trial with Crosseal/Quixil in 121 patients in the U.S. and United Kingdom. This study showed that Crosseal/Quixil significantly reduced the time required to achieve hemostasis in liver surgery compared to other fibrin sealants and that patients treated with Crosseal/Quixil experienced significantly fewer postoperative complications compared to patients treated with other fibrin sealants.
Fibrin Patch
We are developing in collaboration with Ethicon, a novel Fibrin Patch that builds on our Evicel technology. This Fibrin Patch product candidate is designed for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites. This next generation biosurgical product combines medical device components with biological components.
Brisk bleeding is a serious concern in surgical patients. This type of bleeding is difficult to control and is characterized by fast flow and high pressure. There is no surgical sealant currently marketed to induce the rapid formation of a clot at a brisk bleeding site because the volume and pressure of the bleeding in these situations displaces the clot formed with traditional fibrin sealants. Our Fibrin Patch product candidate is designed to address this unmet market need.
Our Fibrin Patch product candidate is comprised of our BAC II and thrombin embedded in a biodegradable device. The Fibrin Patch product candidate is designed to combine the functions of mechanical sealing and hemostasis by providing a biodegradable device on which a clot can form and be maintained to stop the bleeding without any other action.
In December 2006, we began a Phase 1 clinical trial with our Fibrin Patch as an adjunct to hemostasis in 10 patients in Israel.
Thrombin stand-alone and flowable thrombin
We are developing our thrombin stand-alone product with Ethicon for general surgical use, primarily for use in neurosurgery. Consistent with our strategy of developing product extension candidates to address market demand, our thrombin stand-alone product candidate is a product extension of our fibrin sealant. It is intended for cases, such as certain types of neurosurgery, where the physician desires a more gradual onset of clotting than that provided by standard fibrin sealants. Our thrombin stand-alone product candidate is a liquid that is poured directly on the site or onto an applicator device. Currently available thrombin stand-alone products use bovine thrombin. Our thrombin stand-alone product candidate, which is derived from human plasma, is designed to provide effective hemostasis without the risk of adverse reactions associated with bovine thrombin. We have completed a multi-center Phase 3 clinical trial with thrombin stand-alone as an adjunct to hemostasis for general surgical use in approximately 300 patients in the U.S., for which we completed enrollment in June 2006. We submitted a BLA for thrombin to the FDA in November 2006 and, if it is approved we expect to launch the product during 2007.
We are also developing a flowable thrombin product, which is a product extension that combines our thrombin stand-alone product candidate with a medical device provided by Ethicon. This product candidate is designed to be delivered as part of a complete and easy-to-use application kit. It is being developed primarily for cases in which more control in application is desired. We may file a 510(k) Premarket Notification with the FDA for our flowable thrombin after obtaining approval of our thrombin stand-alone product candidate in the U.S.
Non-Hemostasis Products
We seek to expand the commercial application of our protein purification technology and our manufacturing know-how for fibrin sealants by developing our own as well as supporting the development of selected company’s fibrin sealant based products. Products that are currently under development include products for the site-specific treatment of tissue, tissue regeneration and anti-adhesion.. The focus of these non-hemostasis product candidates is the development of products that combine our fibrin sealant with other components and that are designed to be introduced through minimally invasive procedures.
Passive immunotherapy products and product candidates
We produce and sell three passive immunotherapy products. We supply VIG under government contracts for the treatment of smallpox vaccine-related complications. We market IVIG in Israel primarily for the treatment of patients with immune deficiency. We also market HBIG for the prevention of reinfection of transplanted livers with HBV. In addition, we are developing several other passive immunotherapy product candidates.
The following table summarizes certain information regarding our passive immunotherapy products and product candidates:

Product	Status	Indication	Target market
VIG	Sales in Israel and two European countries	Smallpox vaccine-related complications	Governments

HT-VIG*	In development	Smallpox vaccine-related complications and treatment of side effects and the prevention of the side effects of vaccination against smallpox	Governments

IVIG	Commercial sales in Israel; began Phase 3 clinical trial in the U.S.**	Immune deficiency	Medical community

HBIG	Commercial sales in Israel	Prevention of HBV reinfection of transplanted liver	Medical community

WNIG/HT-WNIG*	Completed enrollment for Phase 1/2 clinical trial in the U.S.	West Nile fever	Medical community

Avian Influenza IG	In development	Avian influenza	Governments/Medical community

*	We have received NIH grants for the development of these product candidates.
**	FFF is conducting the Phase 3 clinical trial.

VIG
VIG is a product that contains antibodies specific to vaccinia. It is designed to treat smallpox vaccine-related complications. These complications range from localized adverse reactions to inflammation of the brain.
Recent concern that smallpox virus may be used as a bioweapon has driven governments to stockpile smallpox vaccines and VIG. We supply VIG to government organizations. To date, we have sold VIG to three governments, including to the United Kingdom Department of Health under a contract we were awarded by the United Kingdom in December 2005. Under this agreement, which concluded in 2006, we received a total of approximately $21 million through the third quarter of 2006.
HT-VIG
HT-VIG is a more concentrated form of VIG and can be used in smaller volumes for the same indication and we believe can also be used for the treatment of side effects and the prevention of the side effects of vaccination against smallpox. VIG must be dispensed intravenously due to the large volume of VIG that is required for effective treatment. As a result, it must be administered in a clinic only by specialized personnel and can take up to an hour. In addition to intravenous administration, the smaller volume of HT-VIG that we believe will be needed for effective treatment can be administered in a single injection intramuscularly, allowing non-specialized medical personnel to treat more patients in urgent situations.
We produce HT-VIG using our proprietary HT technology. We have started testing HT-VIG in animals in the first quarter of 2006 to confirm the comparability of HT-VIG to our VIG, which will allow us to provide the information required by the potential purchasers of this product. Government purchasers may require additional testing to meet the requirements of a specific bid request. Although we will not perform human clinical trials for HT-VIG, we intend to make certain regulatory filings with the FDA during 2007. In 2003, the NIH awarded us a $3.0 million grant for the development of this product candidate, all of which has been funded.
IVIG
IVIG is a product that contains the spectrum of antibodies normally present in healthy adult human plasma. It is primarily used to provide ongoing treatment for primary immune deficiencies by providing a broad selection of antibodies that mimic a healthy immune system.
We market IVIG for immune deficiency indications. For the years ended December 31, 2005 and 2006, we recognized $10.1million and $18.8 million in revenues, respectively, from sales of IVIG. Under our agreement with FFF, in August 2006, FFF began a multi-center Phase 3 trial with IVIG for treatment of immune deficiency in 50 patients in the U.S.
HBIG
HBIG is a product that contains antibodies specific to HBV. HBV can cause lifelong infection, scarring of the liver, liver cancer, liver failure and death. Many patients with chronic HBV infection require a liver transplant. Because HBV can reside in tissue other than the liver, there is a high risk that the liver of these transplant patients will be reinfected with HBV, which can destroy the transplanted liver. To prevent reinfection, these patients require lifelong treatment for HBV. HBIG is one of the treatments used to prevent reinfection of the transplanted liver.
We market HBIG for the prevention of reinfection of transplanted livers with HBV. For the years ended December 31, 2005 and 2006, we recognized $2.7 million and $3.2 million in revenues, respectively, from sales of HBIG.

WNIG
WNIG is a product that contains antibodies specific to the West Nile fever virus. We are developing WNIG to treat severe infection with the West Nile virus and we have received orphan drug designation for WNIG from the FDA for this indication. The NIH completed the enrollment of 50 patients for a multi-center Phase 1/2 clinical trial in the U.S. for the treatment of severe West Nile virus infection with our WNIG product candidate. We expect to submit a BLA for WNIG to the FDA during 2008. In September 2005, we received a grant of $1.0 million from the NIH for the development of our HT-WNIG product candidate, all of which has been funded. In November 2006, we applied to have a Pre-IND meeting with the FDA to discuss the recovery of our costs to treat patients with this product candidate.
Avian Influenza
In October 2006, we signed a CRADA with the NIAID, part of the NIH, whereby the parties will perform collaborative research to develop new antibody-based therapeutics for the treatment of avian influenza. The collaborative research will combine the NIAID’s scientific and clinical expertise in influenza and vaccines with our proprietary manufacturing and expertise in development of antibody-based therapeutics.

Research and Development
We conduct research and development in our biosurgical product line, focusing on developing products with characteristics that satisfy surgeons’ unmet needs. In our passive immunotherapy product line, we are directing our efforts to developing products that address immune deficiencies and existing and emerging infectious diseases, including potential bioterrorism threats. We have 27 employees directly involved in research and development in Israel. Our location in Israel allows us access to research groups in Israel, such as Technion-Israel Institute of Technology, the Weitzman Institute of Science and Tel Aviv University. In addition, we collaborate with the NIH in the U.S. and Paul-Ehrlich-Institute in Germany.
Our research and development activities and the clinical trials for our product candidates are funded by operations as well as financial support from our collaborators, which include commercial and government entities. Our research and development, clinical and regulatory expenses together with the cost incurred in connection with funded research and development were $5.1 million, $6.8 million and $8.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.
As of December 31, 2006, we had received grants from the NIH in connection with the development of our HT-VIG and WNIG product candidates. Generally we have the right to patent any technologies developed from government grants, subject to the U.S. government’s right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.
Sales and Marketing
Evicel is currently marketed and distributed in the U.S. and Quixil is currently marketed and distributed in the EU, certain other European countries through Ethicon, our exclusive distributor in those territories. In addition, Quixil is currently marketed in Mexico through a local distributor. Other products being developed under the development agreement with Ethicon, such as Evicel, the thrombin products and the hemostatic bio-device, will also be exclusively distributed by Ethicon in those territories for their respective indications. In addition, we intend to expand our sales and marketing efforts into Japan. Further, we plan to collaborate with Ethicon to promote the usage and acceptance of our fibrin sealants.
We directly market our Quixil, IVIG and HBIG.
We also intend to expand our sales and marketing efforts for certain of our passive immunotherapy products into the U.S. We will require FDA approval to begin marketing any passive immunotherapy products into the U.S. In connection with this expansion effort, we have entered into a supply and distribution agreement with a U.S. distributor for one of our passive immunotherapy products. However, we do not have any commercial supply obligation under this agreement until we receive FDA approval for the passive immunotherapy product. As part of this agreement, the parties have agreed to cooperate to seek regulatory approval and we have agreed to supply the passive immunotherapy product for investigational use. Under the supply and distribution agreement, if FDA approval is received, we will supply the distributor’s requirements for commercial use in the U.S. and the distributor has agreed to make certain minimum purchases from us. In addition, we have entered into a plasma supply agreement, in part, to support our potential supply obligations for this product under the supply and distribution agreement. Under this agreement, we have agreed to purchase and the other party has agreed to supply certain minimum amounts of plasma annually. We can terminate this agreement with no penalty if we fail to obtain FDA approval for the passive immunotherapy product.
Manufacturing and Production
We currently manufacture our biosurgical and passive immunotherapy products in our facility near Tel Aviv, Israel. Our manufacturing facility layout and design, batch size spectrum and the application of our technology across products in both of our product lines gives us the flexibility to manufacture a variety of products, using our manufacturing lines for the manufacture of more than one product. In addition, our variable production batch size allows us to more easily scale-up our laboratory process to a commercial manufacturing level. This reduces the variation between our research and manufacturing batch sizes, which increases product equivalency between these two batch sizes. The ability to produce largely equivalent laboratory and commercial batch sizes reduces the probability of the FDA requiring additional clinical testing to demonstrate equivalence. This versatility allows us to increase the total output of our manufacturing facility, compared to the use of a “product dedicated line,” reduce the transition time from laboratory to commercial manufacturing and achieve manufacturing efficiency by matching unit output for the Evicel and Quixil components, BAC and thrombin.
We believe that our current production capacity is sufficient to meet our present output requirements. However, we intend to expand our production operations by building a new production facility in Jerusalem, Israel which we started constructing and expect to complete in 2009. We currently expect that the additional production capacity provided by this new facility will allow us to meet our supply requirements thereafter.
The various regulatory requirements to which we are subject, such as the regulations of the FDA, the EMEA and the Israeli Ministry of Health, require us to adhere to cGMP. This standard requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. Our facility was inspected and approved in 2003 by the FDA. Prior to such approval our plant was approved by the Medicines Control Agency, now known as Medicines and Healthcare Products Regulatory Agency, and the Israeli Ministry of Health as part of the pre-market approval process for our products. We are also subject to periodic reinspection of our facility.
Our production process consists primarily of protein extraction and purification, and includes various safety-enhancing procedures, including SD virus inactivation, pasteurization and proprietary nanofiltration.
The raw materials we use in our production processes consist primarily of human plasma or plasma fractions, synthetic materials and chemicals and other disposable materials. We obtain plasma and plasma fractions from FDA-approved collection centers in the U.S. and from Magen David Adom in Israel. We use plasma for the manufacture of thrombin, IVIG and hyperimmunes and, subject to manufacturing economics, we may prefer to use plasma fractions for the manufacture of these and other products. The decision to purchase plasma fractions as opposed to plasma is driven both by the fact that we need only specific components of plasma for the manufacture of our products, and the fact that the costs for undertaking the initial purification processes for plasma are currently higher for us than for other companies such as plasma fractionators that focus on those production steps.
We purchase each of the following raw materials and disposables for our marketed products from single suppliers:
•	nanofiltration filters, which we use for virus removal and purchase from Asahi Kasei Pharma Corporation;

•	a resin, which we use to remove plasminogen and produce BAC II and purchase from Amersham Biosciences AB;

•	the specialized application device, which we sell as part of our Evicel and Quixil product packages and purchase from PlastMed; and

•	tranexamic acid, which we use as a stabilizing agent in the current version of Quixil and purchase from Daiichi Pharmaceuticals Co., Ltd.
In the event that any one of these supply arrangements or agreements are terminated or the ability of any one of these suppliers to perform under our agreements were to be materially adversely affected, we anticipate that even if we are able to locate, qualify and enter into an agreement with a new supplier, it would take approximately six to twelve months to obtain regulatory clearance before a new supplier could begin supplying the relevant product to us. We have long term agreements with all of our sole suppliers, except for Daiichi Pharmaceuticals Co., Ltd.

Material Agreements
Ethicon, Inc.
In September 2003, we entered into a development agreement and a distribution and supply agreement with Ethicon, Inc., a Johnson and Johnson company. In July 2004, we amended these agreements to redefine some of the regulatory milestones that had not been completed to date and to expand the territory in which Ethicon is permitted to exclusively sell certain of our products (as further discussed below) to include the U.S. and Canada.
Development agreement
The development agreement requires us and Ethicon to use commercially reasonable efforts to develop Evicel, thrombin, the Fibrin Patch and flowable thrombin in accordance with a development plan approved by us and Ethicon.
Ethicon is responsible for all of our reasonable development costs, including costs related to clinical trials and regulatory filing fees, as well as half of our personnel compensation costs, incurred by us in connection with the development of the products under the agreement. Ethicon is also responsible for the purchase of capital equipment reasonably necessary to conduct development under the agreement. If we decide to use any equipment subsequent to the completion of such development, we may purchase such equipment at fair market value.
Ethicon is obligated to make milestone payments to us upon the earlier of the first commercial sale of a product developed under the agreement or 45 days after obtaining U.S. or EU marketing clearance of each such product. Total upfront and milestone payments under the agreement are approximately $5.7 million in the aggregate, of which none have been earned as of December 31, 2006.
We have agreed not to commercialize, without allowing Ethicon the opportunity to participate in, any improvement to either Crosseal/Quixil or Evicel in the U.S. or Canada.
We and Ethicon granted each other royalty-free, non-exclusive cross licenses to use the other party’s intellectual property rights necessary for the development work contemplated under the agreement. Intellectual property arising from the performance of each of our and Ethicon’s obligations under the agreement is owned by the party that developed the intellectual property, and intellectual property developed related to our products belongs to us and any intellectual property related to Ethicon’s products remains theirs. Intellectual property that is developed jointly is owned jointly. However, intellectual property related to the process of integration of our products with the substrate to be included in the Fibrin Patch or the flowable thrombin; the Fibrin Patch or flowable thrombin or any improvement to the Fibrin Patch or flowable thrombin is owned jointly. There is no obligation under the agreement to account for or to obtain consent from us or Ethicon in order to exploit the jointly owned intellectual property.
Under this agreement, Ethicon is responsible for filing and prosecuting patents for jointly developed intellectual property related to the Fibrin Patch and the flowable thrombin, and we are responsible for filing and prosecuting patents for jointly developed intellectual property related to Evicel, BAC II, thrombin and the process for making the Fibrin Patch and the flowable thrombin. Additionally, all regulatory filings for products developed under the agreement are owned by us, except that the regulatory filings for the flowable thrombin are owned by Ethicon.
The initial term of the agreement is until September 2013, but is subject to earlier termination upon the termination of the distribution and supply agreement, or the later of achievement of and payment for all milestones and completion of any agreed-upon improvements to products being developed under the agreement. Additionally, the agreement may be terminated by either party for material breach by, or upon the occurrence of a bankruptcy event in relation to, the other party.

Distribution and supply agreement
Under the distribution and supply agreement, we granted to Ethicon the exclusive right, in certain territories, to market, sell and distribute Crosseal/Quixil and other fibrin sealant and hemostasis products that are being developed under the development agreement in professional medical settings for hemostasis and sealing indications (excluding dentistry applications). Ethicon has agreed that we will be its exclusive supplier of human plasma-derived hemostats and sealants for these indications. The territories covered by this agreement are the U.S. and Canada and all their territories and possessions, the EU, Norway, Iceland, Liechtenstein and Switzerland, excluding, in the case of Quixil, Portugal. Ethicon has a right of first refusal with respect to any new territories into which we may expand, and may expand into new territories upon written notice to us of its intention to do so, in each case subject to its obligation to pay for the necessary costs of obtaining marketing approval in such territories. In consideration of this exclusive arrangement, Ethicon paid us exclusivity fees, and upon reaching certain milestones, we may receive further payments.
Ethicon is obligated to pay us consideration based on the quantity of Crosseal/Quixil, Evicel, thrombin stand-alone and flowable thrombin that it purchases from us in each quarter. The transfer price paid to us for the products purchased in a quarter is calculated based on the average price at which products are sold by Ethicon in that quarter multiplied by a percentage that is fixed for each specific product in the relevant year. The transfer price is adjusted depending on the dollar amount and our scheduled percentage of Ethicon’s net sales during the quarter, subject to specified minimum and maximum transfer price amounts. The minimum transfer price is also subject to periodic readjustments designed to preserve our gross profit margin for the particular product in the event of regulatory changes that cause an increase in the unit costs of our cost variables or in our manufacturing costs for that product. These prices are also subject to readjustment upon extraordinary increases in our raw materials or supply costs. In each event, the extent of any price increase is to be agreed upon between the parties.
The agreement provides for Ethicon to purchase minimum quantities of our Crosseal/Quixil, Evicel and thrombin stand-alone. The minimum purchase amounts are generally based on a percentage of the previous year’s sales of the relevant product by Ethicon. In the event that Ethicon’s sales of these products fall by a specified percentage over two consecutive years, then we will have the right to terminate the agreement with respect to such products. If we fail to supply a specified minimum percentage of the binding orders placed by Ethicon for our products within a specific time period, we will be obligated to pay to Ethicon a liquidated damages penalty.
We are also obligated to supply Ethicon with certain specified additional devices and product components on a non-exclusive basis. Our obligation to supply these devices and components relates to the same territory as in which any primary product with which the device or component will be used or sold. The agreement also requires Ethicon to provide certain materials for use in connection with our fibrin sealant in some of the products we are developing under the agreement.
We are required to use commercially reasonable efforts to obtain and maintain the necessary regulatory approval to market and sell each product in accordance with the agreement, subject to Ethicon’s obligations to pay development and certain labor costs and expenses. However, Ethicon is obligated to use commercially reasonable efforts to conduct, at its expense, the peripheral vascular surgery study for Quixil in the United Kingdom and additional studies for an indication in addition to the current liver surgery indication for Crosseal at up to three sites in the U.S.
Ethicon is obligated to make certain milestone payments to us (i) if we receive FDA approval for the commercial distribution of Crosseal in the U.S. for an indication in addition to liver surgery prior to the end of fiscal year 2007, and (ii) if Ethicon achieves specified sales volume of Quixil in 2006 or 2007; and (iii) if Ethhicon achieves specified sales volume of Crosseal/Quixil and Evicel in 2008, 2009 or 2010. Total upfront and milestones payments under the agreement are approximately $13.2 million in the aggregate, of which we had earned approximately $10.2 million as of December 31, 2006.
The initial term of the agreement is until September 2013. Ethicon, at its option, may renew the agreement for an unlimited number of additional three year periods, exercisable upon at least 90 days’ written notice prior to the date of termination of the then current term. Ethicon may terminate the agreement at will at any time after March 23,

2006 by providing us with at least six months prior written notice, paying all development costs and one-half of our labor costs incurred during the six month notice period and making an early termination payment. Ethicon may also terminate the agreement if we fail to supply specified minimum percentages of the binding orders placed by Ethicon for our products. We may terminate the agreement if Ethicon breaches our exclusive supply arrangement or fails to make certain minimum purchases. The agreement may also terminate upon material breach or non-compliance with applicable law if the breach is not cured, or upon bankruptcy or similar event.
Talecris
On October 8, 2006, we entered into a supply agreement with Talecris Biotherapeutics, Inc. Under the terms of the supply agreement, Talecris shall supply and we shall purchase certain minimum quantities of cryoprecipitate derived from plasma fractionated at Precision Pharma Services, Inc.’s facility. In accordance with the terms of the supply agreement, we have a right of first refusal to purchase additional cryoprecipitate. In consideration of the right of first refusal, we paid Talecris $1,000 upon signing the supply agreement and are obligated to make three subsequent payments of $100 for maintaining the right of first refusal if certain regulatory approvals will be obtained. In addition, if we exercise our option to renew the supply agreement upon its termination, we will also be obligated to make two additional payments of $100. As of December 31, 2006, we recorded the $1,000 payment as a short-term prepaid expense since, according to the supply agreement, this amount is refundable until certain regulatory approvals are received or in case that we are obligated to purchase certain quantities of cryoprecipitate.
The initial term of the supply agreement commences on the effective date and ends on December 31, 2007, unless earlier terminated in accordance with the terms of the supply agreement. In the event that (i) we obtain FDA approval for use of the cryoprecipitate in our fibrin sealant products or we are prepared to assume the required quantity obligations set forth in the supply agreement without such approval and (ii) Talecris has broadly implemented HIV testing on source plasma during this time period, then the initial term shall be extended by three years from the date the conditions set forth in clauses (i) and (ii) above are fulfilled. The initial term may be renewed by us for two consecutive two-year periods, provided that we must give Talecris at least one year’s written notice prior to the end of each expiring term of our intent to renew.
Either party may terminate the supply agreement (i) for breach by the other party if such breach is not cured within 30 days of notice of such breach and (ii) in the event the other party makes a general assignment for the benefit of its creditors or proceedings of a case are commenced by or against such party seeking such party’s bankruptcy, reorganization, rearrangement or insolvency, and such proceedings are not dismissed within 90 days after filing. We may terminate the supply agreement in the event that Talecris fails or is unable to provide cryoprecipitate for a period of more than 60 days due to force majeure.
FFF Enterprises, Inc. and DCI Management Group LLC
On August 10, 2006, we entered into a letter agreement with FFF in connection with two agreements between FFF and us, the supply and distribution agreement: investigational phase (referred to as the investigational agreement), and the supply and distribution agreement: commercial phase (referred to as the commercial agreement), each dated as of December 21, 2005. These agreements relate to the approval and distribution in the U.S. of IVIG, for primary immune deficiency. On August 10, 2006, we also entered into a related plasma supply agreement, or the DCI agreement, with DCI Management Group LLC, or DCI, to supply plasma to us. We did not have any material obligation under these agreements until the letter agreement amended the terms of the investigational agreement.
Under the terms of the investigational agreement, as amended by the letter agreement, FFF has agreed to take over sponsorship of the active Investigational New Drug Application, or IND, for IVIG from us and to complete a Phase 3 clinical trial with IVIG in the U.S. for the treatment of patients with primary immune deficiency. FFF has agreed to purchase IVIG for use in the clinical trial from us at the price specified in the investigational agreement. Under certain circumstances, FFF may receive a credit for amounts paid to us for purchases of IVIG for use as an investigational drug in the clinical trial. In addition, FFF has agreed to purchase the IVIG produced by us from plasma purchased under the DCI agreement at a specified price, up to a specified maximum in any calendar year. Further, FFF will pay certain amounts to us for a limited expansion of its manufacturing capacity for IVIG.
The investigational agreement will automatically terminate upon the approval of the BLA for the use of IVIG to treat primary immune deficiency. In addition, among other things, FFF may terminate the investigational agreement if
•	out-of-pocket expenses for conducting the clinical trial exceed an agreed upon amount;

•	the BLA is not approved by September 1, 2007 due to the fact that the clinical trial has not demonstrated the effectiveness of IVIG; or

•	we have not completed the limited expansion of our facility to enable expanded production of IVIG by an agreed upon date.
Further, among other things, either party may terminate if the FDA withdraws the IND or places it on clinical hold.
Under the terms of the commercial agreement, upon FDA approval of the BLA to market IVIG in the U.S., FFF will become our exclusive marketing agent and authorized distributor for IVIG in the U.S. for five years. Under the terms of the commercial agreement, we agreed to sell, and FFF agreed to purchase, IVIG produced by us from plasma purchased under the DCI agreement at a specified price, up to a specified maximum in any calendar year, unless we obtained FFF’s prior written agreement to purchase any additional IVIG. In addition, among other things, FFF may terminate the commercial agreement upon 60 days’ notice subject to certain payments and if the BLA is suspended or revoked.
FFF has also agreed that if the investigational agreement or the commercial agreement is terminated in connection with certain events, we and FFF will share any loss incurred or profit realized by us under the DCI agreement equally, up to a specified amount. In addition, in other circumstances, FFF would be responsible for any amounts we are obliged to purchase under the DCI agreement.
We entered into the five-year DCI agreement to obtain plasma meeting certain specifications for the manufacture of IVIG under the investigational agreement and commercial agreement. Under the DCI agreement, DCI agreed to supply and we agreed to purchase a minimum amount of plasma annually, which amount is adjusted annually within a specified range, at agreed upon prices. In addition, among other things, we may terminate this agreement if regulatory action prevents us from manufacturing or distributing IVIG in the U.S.
S&A Design and Construction Ltd.
On August 2, 2006, we entered into a construction agreement with S&A Design and Construction Ltd., an Israeli company, or S&A, pursuant to which S&A will design and construct, on a turn-key basis, our new manufacturing plant. The plant will be located in a facility currently under lease to us in Jerusalem, Israel. We lease this facility from Nichsei Har Hozvim Ltd. The lease term is for 10 years and expires in May 2016. This lease can be extended through 2025. We currently pay a monthly rent of NIS 1 which will increase to $33,931 on May 15, 2007 and to $35,856 on May 14, 2010. In addition to the rent, we will pay a management fee based on the size of the areas of the leased premises and the areas of use. We will use the plant for the production of our biosurgical products, including Evicel.
Under the agreement, S&A will be responsible for the design, construction and validation of plant equipment and for the design, construction and validation of the plant’s support systems, including systems providing electricity, steam, air conditioning and water (such support systems which we refer to as “utilities”). In addition, S&A is required to design and construct the plant so that it will comply with current GMP and all relevant regulations and requirements of the FDA, European Medicines Agency and other relevant regulatory authorities in Israel and Canada.

The total consideration to be paid by us to S&A under the agreement is $15.9 million, subject to increase as described below. The consideration is to be paid upon achievement of eleven milestones, including an advance payment, and payments upon completion and acceptance of the equipment, clean rooms and the facility as a whole. S&A is required to maintain an unconditional bank guarantee in favor of us in the amount of $1.5 million. The amount of the required guarantee will be reduced to $750,000 upon the completion of 80% of the project and returned to S&A upon the full completion of the project.
We, at our discretion, are entitled to instruct S&A to make changes, including changes in the detailed design and equipment of the plant and its utilities, although any such change may result in an increase in the amount of consideration payable under the agreement and/or in a corresponding change to the project timetable. However, S&A is not entitled to delay or cease the performance of its obligations under the agreement in the event of a dispute regarding any such potential increases in consideration in an amount of up to $200,000 or timetable adjustments.
Under the agreement, the plant is required to be completed by the end of March 2008 or such other date as the parties may agree, or the completion date, in each case subject to a 10-day grace period as well as to delays due to force majeure. We are required to pay S&A a bonus of $300,000 for completion by such date. S&A will be required to pay us a fine in the amount of $50,000 per month for any delay in completion exceeding 60 days from the applicable completion date.
S&A is required to provide a 12-month warranty for each system or piece of process equipment and/or utilities systems or equipment it installs in the plant, commencing on the day such system or piece of equipment is delivered to us. To guaranty the performance of its obligations during the warranty period, S&A will provide us with a bank guarantee in the amount of $750,000 on the completion date. S&A is also required to provide technical support and maintenance for the plant’s process equipment and utilities for a period of 10 years pursuant to the terms of a service agreement to be entered into by the parties.
We and S&A are obligated to indemnify the other for damages we or they may cause, including for damages to each other’s property, equipment and other assets, employees and agents. Our indemnification obligations are subject to a limitation of liability of $3.0 million, however, this limitation does not apply in the event of damages caused by willful misconduct or a breach of third party intellectual property.
We are entitled to terminate the agreement at any time and for any reason by providing 60 days’ written notice to S&A. In the event we terminate the agreement, we shall pay S&A for all work actually performed by S&A and for all orders made by S&A, up to the time of termination, that cannot be canceled, provided that such orders shall be supplied to us on site. In addition, we would be required to pay a final termination fee in the amount of $2.5 million. The right of S&A to terminate the agreement is limited to certain bankruptcy events in relation to us or to a failure by us to make required payments under the agreement in an amount of $1.5 million or more.
Medimop Medical Projects Ltd.
Under the agreement between us and Medimop Medical Projects Ltd., dated June 26, 2005, we have a perpetual, exclusive, worldwide, royalty-free, fully-paid license to use, manufacture, exploit, modify, create derivative works of, market, distribute, sell and exploit all intellectual property rights related to the mix-ject device, which is part of our application device for Evicel and Quixil.
PlastMed Ltd.
On March 25, 2004, we entered into a manufacturing and supply agreement with PlastMed, appointing PlastMed as our primary manufacturer and supplier of the Fibrin Sealant application device. This agreement was amended on June 30, 2004 in connection with the financing of certain material required for manufacturing the device.

Our agreement with PlastMed expires in March 2009. Under the agreement, PlastMed agreed to manufacture the application device exclusively for us during the term of the agreement and for a period of 36 months thereafter. In return, we agreed to order at least 80% of all of our requirements for the application device from PlastMed during the term of the agreement. In addition, we agreed not order the supply or manufacture of the application device, or any other product or device, from any of PlastMed’s subcontractors or suppliers for a period of four years after the termination of the agreement.
Under the terms of the agreement, with PlastMed’s assistance, we are required to obtain regulatory approval in the U.S. and the EU for the manufacture of the application device. We also agreed to indemnify PlastMed if the application device is supplied in and causes harm or damage in a territory where no applicable laws, statutes or orders exist as to its proper design, construction and quality.
Upon termination of the agreement, subject to certain conditions, PlastMed has a right of first refusal in the event that we seek to order additional quantities of the application device from another supplier. Upon exercise of this right, the agreement will be automatically renewed for an additional period of one year.
Magen David Adom in Israel
On September 5, 1995, we entered into an assignment agreement with Octapharma A.G. and Magen David Adom, or MDA, an Israeli not-for-profit organization. Under this agreement, Octapharma A.G. assigned all its rights and obligations to us under its know-how, license and manufacturing contract, dated September 2, 1990 with MDA. On April 17, 1997, we entered into a lease and operation agreement with MDA, which terminated and replaced in its entirety our outstanding know-how, license and manufacturing contract with MDA. On July 20, 2000, this lease and operation agreement was terminated in its entirety and replaced by a new lease and operation agreement, which was subsequently amended on December 16, 2004.
Under our lease and operation agreement with MDA, as amended, we lease our manufacturing facility and some machinery and equipment from MDA and purchase plasma from MDA under certain terms. In addition, we have agreed, upon the termination of our agreement, to grant MDA a license to manufacture certain licensed products, which include Factor VIII, albumin and IVIG, as well as other new products, then registered in Israel, and market and sell these products only in Israel, as described below.
Our agreement with MDA terminates on December 31, 2010. After December 31, 2007, we have the right to terminate this agreement by giving 12 months advance written notice to MDA. If we exercise this early termination right, we will be required to pay MDA an amount equal to $500,000 per year, or such pro rata amount for a part of a year, from the date of termination until December 31, 2010. In addition, subject to certain conditions, we have a right to terminate this agreement if MDA refuses to finance or bear the costs associated with certain compulsory investments, as described below.
Under the terms of this agreement, we are required to maintain an unconditional bank guarantee in the amount of $250,000 in order to secure various payments due to MDA. Such guarantee is to be maintained for a period of six months after we vacate the manufacturing facility. In addition, we have provided MDA with a security interest on our inventory of uncompleted products and raw materials.
Lease and manufacturing
Under the terms of the agreement, we lease our manufacturing facility and some machinery and equipment from MDA in return for a rent and lease fee in the amount of $700,000 plus 1% of the sales of all products that were sold to third parties in each fiscal year, minus certain deductions, which fee shall not be less than $1.1 million and not more than $2.0 million per year.

Under the terms of the agreement, to the extent we purchase plasma from MDA that is collected from donors in Israel, we are required to give priority to the manufacture of licensed products from such plasma that is required for local use in Israel and ordered from us.
Upon termination of this agreement, we are obligated to leave the manufacturing facility in good working condition and capable of manufacturing all the licensed products. Upon termination of this agreement at any time after January 1, 2007, if the manufacturing facility is not capable of manufacturing all of the licensed products and MDA wishes to do so, then we are responsible for the cost of replacing any missing manufacturing equipment, up to a maximum of 50% of the grant, which grant is equal to the unused portion of $4.5 million that MDA does not spend on certain compulsory investments.
Investments in the manufacturing facility
Compulsory Investments. As a result of new laws, regulations, directives, requirements or instructions by authorities, certain compulsory investments in the manufacturing facility might be necessary to preserve appropriate licenses required to market products. The costs associated with these compulsory investments will be borne by us, MDA or both of us, depending on whether the prices of our products can be increased as a result of the compulsory investments. If we are able to increase the prices of our products, then the full cost for the compulsory investments shall be borne by us, and we will sell any such equipment or investment to MDA upon the termination of this agreement. If we are not able to increase the prices of our products, then the cost for the compulsory investments shall be borne by MDA and us, in equal parts or at any other ratio as determined by a steering committee comprised of MDA’s and our personnel. Notwithstanding the foregoing, MDA shall bear 100% of the costs related to any compulsory investments required by Israeli regulatory authorities as a result of the location of the manufacturing facility.
Under the agreement, we have agreed to finance all of the required compulsory investments until December 31, 2006, including MDA’s share, which we are entitled to offset against the rent and lease fee, provided that the rent and lease fee received by MDA in any given year during such period shall not be less than $1.0 million.
In the event that the required compulsory investments are of a substantial magnitude or are required after January 1, 2006, we are entitled to refuse to finance or bear the cost of such investments. Subsequent to our refusal, MDA will be entitled to finance or refuse to finance such compulsory investments. If MDA refuses to finance or bear the cost of such compulsory investments, we will have the option to terminate our agreement or carry out the compulsory investments. Additionally, MDA shall be entitled to refuse to participate in such compulsory investments, even if we are prepared to finance them, if the requirement for such compulsory investment was not issued by a competent Israeli authority and MDA’s part in such investment exceeds a specified amount in a given time frame.
Discretionary Investments. If we install new items of equipment in the manufacturing facility or make any other investments not essential to preserving appropriate licenses and to maintaining our ability to market products, we will bear the costs associated with such discretionary investments. Upon the termination of our agreement, we may, at our option, remove from the manufacturing facility any such equipment that is easily removable, or sell it to MDA. Any new equipment that becomes an inseparable part of the manufacturing facility shall be purchased by MDA at a price negotiated in good faith by MDA and us. In the event that MDA does not operate the manufacturing facility during the five years after we vacate the premises, MDA will be released from its obligation to purchase this equipment from us and we will be entitled to remove it.
Plasma
Under the terms of the agreement, as amended, if MDA finds a buyer for its plasma that is willing to pay higher prices than those specified in our agreement, then we will have the right of first refusal to purchase such plasma for the same price as the third party is willing to pay. We have elected not to exercise this right of first refusal for the fiscal year 2006.

Intellectual property
Upon the termination of this agreement on December 31, 2010, we will grant MDA a royalty free, perpetual and non-transferable license to manufacture all of the licensed products based on our know-how, as well as any new products that are either registered as a new patent or as a new pharmaceutical product with the Registrar of Medical Preparations in the Israeli Ministry of Health, and to market and sell these products in Israel.
Upon the expiration or termination of this agreement at any time after December 31, 2006, we are obligated to favorably consider a request by MDA to obtain from us a license granting MDA the right to manufacture and sell in Israel, products that we manufactured at the manufacturing facility.
In addition, for a period to be agreed upon during the last year of our operation of the manufacturing facility, we agreed to train, at MDA’s cost, a few of MDA’s key personnel in the operation of the manufacturing facility so that MDA may continue operating the manufacturing facility after the termination of our agreement.
Intellectual Property
Our success will depend in large part on our ability to maintain a proprietary position in our products and product candidates through a combination of patents and trade secrets. We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We plan to aggressively protect and defend our proprietary position. As of February 1, 2006, we owned 12 U.S. patents and seven patent applications related to our protein purification technology and the design of our products. We also own 72 patents and 30 patent applications in foreign countries related to this technology.
We believe that our patents and our existing products and product candidates do not infringe upon intellectual property rights of others, however it is possible that our existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of our products are challenged as infringing, we would be required to modify the design of the product, obtain a license or litigate the issue. We may not be able to finance costly patent litigation, obtain licenses or modify our products in a timely manner or at all. Failure to defend a patent infringement action or to obtain a license or implementation of modifications would have a material adverse effect on our continued operations.
In addition to our patents, other intellectual property and know-how, including the parts of our protein purification technology that we have produced and own, we seek to establish trade secret protections and contractual safeguards such as confidentiality and proprietary information agreements. The development of our technology and many of our processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel. In an effort to protect our rights to this proprietary information and technology, which are not patented, we require all employees, consultants and advisors to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside our company. Further, as a matter of company policy, all scientific and technical employees have executed agreements that generally require disclosure and assignment to us of ideas, developments, discoveries and inventions made by them. However, these agreements may not effectively prevent disclosure of our confidential information or provide meaningful protection for our confidential information if there is unauthorized use or disclosure.
Competition
The biotechnology and biopharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include pharmaceutical, biopharmaceutical, chemical and biotechnology companies, many of which have financial, technical and marketing resources significantly greater than ours. In addition, many specialized companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with our products. Accordingly, our competitors may succeed in obtaining patent protection, receiving marketing approval from the FDA, EMEA or other regulatory authorities and commercializing products more rapidly than us. Academic institutions, government agencies and other public and private research organizations are also conducting research activities and seeking patent protection, and may commercialize products on their own or through joint venture arrangements.
Biosurgical competition
We compete with products in the active biosurgical hemostats market, which includes surgical sealants and synthetic glues. A number of companies, such as Baxter International Inc. and CryoLife, Inc. market fibrin sealants, glues and collagen for hemostatic applications. In addition, Baxter, ZLB-Behring LLC and Nycomed A/S all market fibrin sealants. Of these, we believe that Baxter, which markets Tisseel VH in the U.S., is our main competitor in this territory, being the manufacturer of the only other FDA-approved fibrin sealant. In Europe, our main competitors include Baxter, which markets Tissucol, and Nycomed, which markets Beriplast (manufactured by ZLB-Behring), TachoComb H and TachoSil. ZLB-Behring markets Beriplast and Tachocomb in Japan. TachoComb H and TachoSil, unlike other fibrin sealants, embed the fibrin sealant in a solid substrate. The substrate of TachoComb contains bovine and equine proteins, while the substrate of TachoSil contains equine proteins. Beriplast also contains bovine proteins. Currently, Evicel and Quixil are the only commercially available liquid fibrin sealants that, among other features, are completely free of bovine proteins.
In the market for thrombin products, our human thrombin stand-alone product candidate would compete mainly in the U.S. with bovine-derived thrombin products marketed by King Pharmaceuticals, Inc., for the same indications. In addition, Baxter markets FloSeal, a bovine-based gelatin combined with human thrombin, which would compete with our flowable thrombin product candidate. ZymoGenetics, Inc. is developing a recombinant thrombin product which does not contain bovine or equine proteins and has completed Phase 3 clinical trials. A BLA for recombinant thrombin was filed by ZymoGenetics in December 2006. Further, Haemacure Corporation has announced plans to develop a human thrombin product which could compete with our thrombin stand-alone product.
In addition to these products, our products also compete with fibrin sealants and other biosurgical products that are prepared on site by medical staff from the plasma of the patient prior to undergoing surgery. ThermoGenesis Corp.’s CryoSeal FS System, a thrombin and fibrin system, is an example of such a product candidate. ThermoGenesis has completed Phase 3 clinical trials for CryoSeal FS System.
Passive immunotherapy competition
In the passive immunotherapy market, our VIG product competes with immunoglobulin products marketed by DynPort Vaccine Company LLC and Cangene Corporation for the same indication. Our HT-VIG product candidate is the only high titer passive immunotherapy that we are aware of. Existing VIG products would compete with HT-VIG. Our WNIG product candidate is the only passive immunotherapy for West Nile fever that we are aware of. The other treatment for the West Nile fever is the administration of general anti-viral drugs. In addition, there are many general IVIG manufacturers, any of which can enter the Israeli general IVIG market at any time. Our H-BIG product is currently approved in Israel where it competes with a product marketed by Biotest Pharma GmbH.
Government Regulation
Government authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drugs, biologics and medical devices under the Federal Food, Drug, and Cosmetic Act and implementing regulations. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approval or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution.

The steps required before a new drug or biological product may be marketed in the U.S. include: pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an investigational new drug exemption, or IND, for human clinical testing, which must become effective before human clinical trials may begin; adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication; submission to the FDA of a new drug application, or NDA, for a drug product or a Biologics License Application, or BLA, for a biological product; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with regulatorily-prescribed cGMP; and FDA review and approval of the NDA or BLA.
Pre-clinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed.
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified physician-investigators and healthcare personnel. Clinical trials are conducted under protocols detailing, for example, the parameters to be used in monitoring patient safety and the safety and effectiveness criteria, or endpoints, to be evaluated. Each protocol must be submitted to the FDA as part of the IND.
Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined with each other. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase 1 usually involves the initial introduction of the investigational product candidate into people to evaluate its safety, dosage tolerance, pharmacodynamics and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage; identify possible adverse side-effects and safety risks; and preliminarily evaluate the effectiveness of the product candidate for specific indications. Phase 3 trials usually further evaluate clinical effectiveness and test further for safety by using the product candidate in its final form in an expanded patient population.
We cannot guarantee that Phase 1, Phase 2 or Phase 3 clinical trials will be completed successfully within any specified period of time, if at all. Furthermore, we, the FDA or another party may suspend or terminate clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk.
Assuming successful completion of the required clinical testing, the results of the preclinical studies and the clinical studies, together with other detailed information, including information on the manufacture and composition of the product candidate, are submitted to the FDA in the form of an NDA or BLA requesting approval to market the product candidate for one or more indications. Before approving an application, the FDA usually will inspect the facility or the facilities at which the product candidate is manufactured, and will not approve the product candidate unless cGMP compliance is satisfactory. If the FDA determines the application and the manufacturing facilities are acceptable, the FDA will issue an approval letter. If the FDA determines the application of manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the NDA or BLA and often will request additional testing or information. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. After approval, certain changes to the approved product candidate, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. The testing and approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, if at all.
We may seek fast track designation for some of our products. Fast track products are those that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs for such a condition. Fast track products are eligible for two means of potentially expediting product development and FDA review of NDAs. First, a fast track product may be approved on the basis of either a clinical endpoint or a surrogate endpoint that is reasonably likely to predict clinical benefit. Approvals of this kind may be subject to requirements for appropriate post-approval studies to validate the surrogate endpoint or otherwise confirm the effect on the clinical endpoint, and to certain other conditions. Second, if the FDA determines after review of preliminary clinical data submitted by the sponsor that a fast track product may be effective, it may begin review of portions of an NDA or BLA before the sponsor submits the complete NDA or BLA, thereby accelerating the date on which review of a portion of the NDA or BLA can begin. There can be no assurance that any of our other product candidates will receive designation as fast track products. And even if they are designated as fast track products, we cannot assure you that our product candidates will be reviewed or approved more expeditiously for their fast track indications than would otherwise have been the case or will be approved promptly, or at all. Furthermore, the FDA can revoke fast track status at any time.
Pursuant to the Orphan Drug Act, FDA may designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” A “rare disease or condition,” is generally one that affects fewer than 200,000 people in the U.S. Orphan drug designation must be requested before submitting a NDA or BLA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for use for which it has such designation, the product is entitled to exclusive marketing rights in the U.S. for seven years, meaning that FDA may not approve any other applications to market the same drug for the same indication during that period, except in limited circumstances. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. FDA has accepted WNIG into the orphan drug program. However, the Orphan Drug Act could be repealed, amended or reinterpreted in ways that may adversely effect the development of WNIG. Further, even if designated as orphan drug, our products may not be approved before other applications and granted orphan drug exclusivity if approved. Therefore, we cannot assure you as to the precise scope of protection that may be afforded by an orphan drug designation in the future.
In addition, holders of an approved NDA or BLA are required, for example, to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to comply with cGMP and other aspects of regulatory compliance.
Some of our products which have a lower potential safety risk to the intended user or patient, and which have similar, competitive products previously cleared by the FDA for the same intended indication, may utilize a simpler and shorter regulatory path called a Premarket Notification or a 510(k) application to gain commercial access to the marketplace. This regulatory process requires that we demonstrate substantial equivalence to a product which was on the market prior to May 29, 1976, or which has been found substantially equivalent after that date.
Our research and development operations involve the use of hazardous materials, including chemicals like acetones and hexanes, radioactive materials like carbon-14 and tritium, and biological materials such as human plasma. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Our capital expenditures and costs to comply with these laws and regulations have not been a material part of our operating expenses to date. For at least the next two to three years, we do not anticipate that we will be required to make material capital expenditures for environmental control facilities in order to comply with these regulations.
In addition, our product candidates under development will be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our product candidates. Whether or not FDA approval has been obtained, approval of a product candidate by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product candidate in those countries. The approval process varies from jurisdiction to jurisdiction and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.
Employees
As of December 31, 2006, we had approximately 180 employees at the following locations: our manufacturing facility in Kiryat Ono, near Tel Aviv, Israel, research and development facility in Nes-Ziona, Israel, regulatory affairs, marketing and logistics support offices in Brussels, Belgium and our headquarters in New York, New York. Of these employees, 18 hold Ph.D. degrees. With the exception of one employee, all of our employees are full-time; 27 of these are directly involved in research and development, and approximately 110 are involved in manufacturing operations, including quality assurance and regulatory affairs.
We are subject to local labor laws and regulations with respect to our employees in those jurisdictions. These laws principally concern matters such as paid annual vacation, paid sick days, length of the workday and work week, minimum wages, pay for overtime, insurance for work-related accidents, severance pay, and other conditions of employment.
In particular, by order of the Israeli Ministry of Labor and Welfare, we and our Israeli employees are subject to provision of the collective bargaining agreements between the Histadrut, the General Federation of Labor in Israel, and the Coordination Bureau of Economic Organizations, including the Industrialists Associations. These provisions principally concern cost of living increases, recreation pay, and other conditions of employment. We believe that the benefits and working conditions that we provide to our employees are above the required minimum. Our employees are not represented by a labor union. We have written employment contracts with virtually all of our employees and we believe that our relations with our employees are satisfactory.
Available Information
We were founded in July 1995 as Omrix Biopharmaceuticals S.A., a Belgian company, which is currently our wholly owned subsidiary. In December 1998, we were incorporated in the state of Delaware. Our principal executive offices are located at 630 Fifth Avenue, 22nd Floor, New York, New York 10111, and our telephone number is (212) 887-6500. We have a manufacturing facility in Kiryat Ono, near Tel Aviv, Israel as well as a research and development facility in Rechovot, Israel. Our European regulatory affairs, marketing and logistics support offices are located in Brussels, Belgium.
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. You may read and copy our reports, proxy statements and other information at the SEC’s public reference room at 100 F Street N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available at the SEC’s web site at www.sec.gov. In addition, you can read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street N.W., Washington, D.C. 20006.
You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC, on our website at www.omrix.com, by contacting the Investor Relations Department at our corporate offices by calling (212) 887-6500, by sending an e-mail request to info@omrix.com, through the SEC’s website by clicking the SEC Filings link from the Investor Relations section of our website at www.omrix.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Report on Form 10-K.

Item 1A. Risk Factors
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We have a history of operating losses and may not maintain profitability.
Although we have attained and maintained profitability since the three months ended December 31, 2005, we have accumulated significant operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $69 million. In addition, we have historically experienced considerable quarter-to-quarter variation in our results of operations and may not generate sufficient revenues from product sales in the future to maintain profitable operations. Further, we may not be able to sustain or increase profitability on a quarterly or annual basis. In particular, we may not be able to maintain profitability in the future as we expand our manufacturing capabilities, fund our research and development activities and seek additional regulatory approvals. If we are unable to maintain profitability, the market value of our common stock will decline.
We have an exclusive relationship with Ethicon relating to the distribution and development of our fibrin sealant and other hemostasis products, and our resulting dependence on Ethicon exposes us to significant product commercialization and development risks.
In September 2003, we entered into a distribution and supply agreement and a development agreement with Ethicon. Under the distribution and supply agreement, we granted to Ethicon the exclusive right, in certain territories, to market, sell and distribute Crosseal/Quixil, our first generation fibrin sealant product, and other fibrin sealant and hemostasis products that are being developed under the development agreement, for use in professional medical settings for hemostasis and sealing indications. Under the distribution and supply agreement, we are required to supply finished products to Ethicon, and they are required to purchase a minimum amount of these products from us. Additionally, under the development agreement we are developing new products with Ethicon, including Evicel and our Fibrin Patch product candidate. As part of the development agreement, Ethicon has agreed to devote internal resources to the development of products included in the collaboration and to pay all of the agreed to development costs as well as half of our development-related labor costs.
Our revenues from the sale of Crosseal/Evicel and Quixil, and the revenues for any other product that Ethicon distributes under the agreement, will depend heavily on the efforts of Ethicon. Ethicon has significant discretion in determining the efforts and resources it applies to sales of our products. Furthermore, regardless of the effort and resources it invests, Ethicon may not be effective in marketing our products. In addition, Ethicon is a large medical device company with global operations and its own corporate agenda, which may not be consistent with our best interests. For example, Ethicon may develop competing products and reduce its marketing and development support for our products and product candidates, which would reduce our revenues.
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
Moreover, a termination of our relationship with Ethicon would seriously compromise the development program for our hemostasis product candidates. For example:
•	we would experience significant delays in the development of any product candidate then in development, including our Fibrin Patch;

•	we would have to assume full responsibility for further development, including funding these programs; and

•	we would lose access to Ethicon intellectual property that relates to products covered by the development agreement, and as a result we might be unable to develop these products at all.
Any of these outcomes would result in delays in our ability to distribute our products and commercialize our product candidates and would increase our expenses, all of which would have a material adverse effect on our business, results of operations and financial condition.
Our collaboration with Ethicon is multi-faceted and involves a complex sharing of control over decisions, responsibilities, costs and benefits. There are numerous potential sources of disagreement between us and Ethicon, including those with respect to product development, marketing strategies, manufacturing and supply issues and rights relating to intellectual property. For example, the distribution and supply agreement provides that we and Ethicon are to negotiate the transfer price at which we will supply the Fibrin Patch to Ethicon. We expect that if this product candidate is successfully developed and commercialized, it will be an important element of our relationship with Ethicon and a source of significant revenues to us. However, we have not yet reached agreement with Ethicon on pricing, and we may be unable do so. Ethicon has significantly greater financial and managerial resources than we do, which it could draw upon in the event of a dispute. A disagreement between Ethicon and us could lead to lengthy and expensive dispute resolution proceedings as well as to extensive financial and operational consequences to us, and have a material adverse effect on our business, results of operations and financial condition.
If our products do not achieve market acceptance, we will be unable to generate significant revenues from them.
The commercial success of our products will depend primarily on convincing surgeons, physicians, hospital pharmacists and other medical practitioners to use our products. To accomplish this, we, together with our collaborators, such as Ethicon and any other marketing or distribution collaborators, will have to convince members of the medical community of the benefits of our products through, for example, published papers, presentations at scientific conferences and additional clinical trials. Medical providers will not use our products unless we can demonstrate that they consistently produce results comparable or superior to existing products and have acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of our products could be limited. Additionally, we do not have long term safety data for many of our products, particularly our fibrin sealant products. If long term patient studies suggest that the use of our products or similar products produced by others are associated with adverse side effects, our products may not achieve market acceptance. Even if we demonstrate the safety and effectiveness of our products, surgeons, physicians and other medical practitioners may continue to use other products simply because those products are already widely accepted or are based on established technologies. Additional factors that might influence market acceptance of our products include:
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
We may not be able to successfully develop and commercialize our product candidates, including Evicel or Fibrin Patch.
Our future growth will depend in large part on our ability to develop successfully, obtain regulatory approval for and commercialize our product candidates, including our:
•	second generation fibrin sealant, Evicel, as an adjunct to general hemostasis;

•	Fibrin Patch, for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites;

•	thrombin stand-alone and a flowable thrombin, for specific surgical applications; and

•	HT-VIG for smallpox vaccine-related complications and treatment of side effects and the prevention of the side effects of vaccination against smallpox.
We will have to conduct significant additional tests with respect to these product candidates, including clinical trials, and obtain regulatory approval before we can commercialize them.
To market a product for the treatment of a disease or for surgical use, we must demonstrate to the applicable regulatory authorities, such as the FDA and the EMEA, that the product is safe and effective for its intended use. Product development is a long, expensive and uncertain process and entails both preclinical testing, which consists of laboratory testing using chemical and animal models, as well as clinical testing, which consists of using the product candidate in humans in a clinical setting.
We are currently conducting clinical trials on four product candidates and preclinical studies on one product candidate, and we expect to conduct additional trials and studies in the future. It takes several years to complete regulatory testing for a product candidate, and failure can occur at any stage. We may suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier studies. At any point during clinical trials, undesirable side effects could be detected. These side effects could interrupt, delay or halt clinical trials of the product candidate being tested and related product candidates and could result in the FDA, the EMEA or other regulatory authorities denying approval of such product candidates for any or all targeted indications.
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
We depend on third parties for the supply of certain raw materials we use to produce our products as well as for important components of our products. The raw materials we use in our production processes consist primarily of plasma, synthetic materials and chemicals and other disposable materials. We purchase each of the following raw materials and disposables for our marketed products from single suppliers:
•	nanofiltration filters, which we use for virus removal and purchase from Asahi Kasei Pharma Corporation;

•	a resin, which we use to remove plasminogen and produce BAC II, and purchase from Amersham Biosciences AB;

•	the specialized application device, which we sell as part of our Evicel and Quixil product packages and purchase from PlastMed Ltd., or Plastmed; and

•	tranexamic acid, which we use as a stabilizing agent in Quixil and purchase from Daiichi Pharmaceuticals Co., Ltd.
Our reliance on these suppliers exposes us to significant risks. These third parties might:
•	be unable or unwilling to provide us with sufficient materials to meet our demands;

•	fail to meet our standards of quality or other specifications;

•	increase significantly the prices they charge us for materials; or

•	not carry out their contractual duties or meet anticipated deadlines, which could result in delays in obtaining or maintaining regulatory approvals or in satisfying customer orders.
If our sole suppliers are unwilling or unable to timely supply us with materials meeting our specifications, we may not be able to locate any alternative suppliers or enter into commercially reasonable agreements with suppliers in a timely manner or at all. Even if we are able to locate, qualify and enter into an agreement with a new supplier, it would take approximately six to twelve months to obtain regulatory clearance before a new supplier could begin supplying the relevant product to us. If we are delayed in establishing a secondary supply source for any raw material or component that we purchase from a single source, or cannot do so at an acceptable cost, we may suffer a shortage of commercial supply of that product or a higher cost of procuring the product, either of which would have a material adverse effect on our revenues, business and financial prospects. We have long term agreements with all of our sole suppliers, except for Daiichi Pharmaceuticals Co., Ltd.
A disruption at our sole manufacturing site would significantly interrupt our production capabilities, which could have drastic consequences to us, including threatening our financial viability.
We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Tel Aviv, Israel. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, natural disaster, terrorist attack or military action, could significantly interrupt our manufacturing capability. These risks are exacerbated by the facility’s location in Israel, an area that has historically experienced significant geopolitical instability, including the recent sharp increase in hostilities along Israel’s northern border between Israel and Hezbollah, a Lebanese Islamist Shiite militia group and political party, involving missile strikes against civilian targets in northern Israel and to a lesser extent between Israel and the Hamas militia in the Gaza Strip. Our new manufacturing plant, which we have commenced building, will be located in Jerusalem, Israel and will therefore be subject to many of the risks to which our current manufacturing facility is subject. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. In addition, a disruption at our sole manufacturing site may impair or delay our ability to meet product demands by Ethicon and we would be in breach of our agreement with them. Also, operating any new facilities may be more expensive than operating our current facility. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.
As described below, we are currently in the process of establishing a second manufacturing facility located in Jerusalem, Israel. Once this facility is operational we may close the original facility. Even if we maintain both facilities, we would still be subject to a significant risk of disruption if either facility experiences a disruption.
If we are unable to expand our manufacturing capacity as planned, we may be unable to satisfy demand for our products.
We believe we will have to expand our manufacturing capacity to meet anticipated demand for our products. We are currently planning to increase production capacity for fibrin sealant products at our existing facility to meet anticipated demand through 2008 and have started constructing a new facility in Jerusalem, Israel to meet our needs thereafter. We may not be able to obtain the requisite regulatory approvals for the increase in production capacity at our existing facility on a timely basis, or at all, and while we believe that our new facility will be completed in 2009, we may not be able to complete the construction of this facility within our anticipated time frame or budget. Even if we complete the construction in a timely manner, we may not be able to obtain the requisite regulatory approvals for the facility on a timely basis, or at all. If we cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction, in a timely manner, our ability to meet demand for our products would be adversely affected.
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
We operate in international markets. We generate significant revenues and incur operating expenses outside the U.S. principally in New Israeli Shekels, or NIS, and Euros. However, the amount of our revenues denominated in a particular currency typically varies from the amount of expenses denominated in that currency, which exposes us to losses resulting from currency fluctuations. In 2006, the percentages of our revenues and expenses denominated in U.S. dollars, NIS and Euros were as follows:

Currency	Revenues	Expenses
U.S. dollars	61%	67%
NIS	—	24%
Euros	6%	7%
GBP	33%	1%
Other	—	1%
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
In addition, our financial statements are stated in U.S. dollars while the intercompany balances of our Belgian subsidiary’s financial reports are denominated in Euros. The majority of inter-company balances with our Belgium subsidiary were eliminated to date.
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

Even if our products are in demand, we may not be able to obtain follow-on and additional government contracts. Our inability to obtain such contracts may be significant because during certain periods these contracts may account for a substantial portion of our revenues. For example, in December 2005, we were awarded a total of approximately $20 million contract by the United Kingdom to provide VIG to the United Kingdom Department of Health, under which we were paid through the third quarter of 2006. This contract has now been concluded. If contracts of such volume are not issued by governments or we are unable to obtain them, our revenues from this area of our passive immunotherapy product line will be reduced.
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
The FDA, EMEA and other regulatory authorities generally approve products for particular indications. For example, Evicel has only received approval in the U.S. as an adjunct to hemostasis in liver surgery. Our product candidates may not be approved for all of the indications that we request, which would limit the indications for which we can promote them and adversely impact our ability to generate revenues. If the approvals we obtain are limited, we may choose to conduct costly, post-marketing follow-up studies to expand the product indications, but those studies may not produce data sufficient to permit approval for an expanded product indication.
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
We are subject to inspection and market surveillance by the FDA, EMEA and other regulatory authorities for compliance with regulations that prohibit the promotion of a medical product for a purpose or indication other than those for which approval has been granted. While a medical product manufacturer may not promote a product for such “off label” use, doctors are allowed, in the exercise of their professional judgment in the practice of medicine, to use a product in ways not approved by regulatory authorities. In particular, while we have received regulatory approval to promote the use of Evicel as an adjunct to hemostasis in liver surgery only and Quixil as an adjunct to hemostasis for general surgical use in certain European countries and as an adjunct to hemostasis in liver and orthopedic surgeries in other European countries, we are aware that Evicel and Quixil are also used by doctors for hemostasis in other types of surgery. Further, in addition to regulatory prohibitions against off-label use, there are safety concerns associated with the practice, since off-label use is generally not supported by the rigorous clinical trials required to support approved uses. A pattern of widespread off-label use could cause the FDA, the EMEA or other regulatory authorities to scrutinize our and Ethicon’s marketing activities regarding Evicel and Quixil.
Off-label marketing regulations are subject to varying evolving interpretations. Regulatory authorities have broad enforcement power, and a failure by us or our collaboration partners to comply with these regulations can result in penalties, including warning letters, fines, product recalls or seizures, injunctions, withdrawals of previously approved marketing applications and criminal prosecutions. For example, in May 2004, we received a warning letter from the FDA regarding the failure of a convention poster for Crosseal to provide sufficient information regarding risks associated with Crosseal and its contraindications and to accurately describe its indication as an adjunct to hemostasis in liver surgery. In response to the letter, we undertook a number of corrective actions. Furthermore, because Evicel and Quixil are marketed in the U.S. and the EU, respectively, primarily by Ethicon, we are exposed to the risk that Ethicon’s promotional activities will not fully comply with regulatory requirements.

If we and our third-party suppliers do not maintain high standards of manufacturing in accordance with cGMP and other manufacturing regulations, our development and commercialization activities could suffer significant interruptions or delays.
We and any third-party suppliers on which we currently or may in the future rely, including the supplier of the application device for Evicel and Quixil, must continuously adhere to cGMP and corresponding manufacturing regulations of regulatory authorities outside of the U.S. In complying with these regulations, we and our third-party suppliers must expend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. Any of these third-party suppliers and we also may be subject to audits by the FDA, EMEA and other regulatory agencies. If any of our third-party suppliers or we fail to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our products could suffer significant interruptions.
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
In addition, if third parties file patent applications or issue patents claiming technology that is also claimed by us in pending applications, we may be required to participate in interference proceedings with the U.S. Patent and Trademark Office or in other proceedings outside the U.S., including oppositions, to determine priority of invention or patentability. For example, we are party to an opposition proceeding in Europe and may become involved in additional proceedings. Interference or oppositions could adversely affect our patent rights. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and scientific personnel will be diverted in pursuit of these proceedings.

RISKS RELATED TO OUR COMMON STOCK
The price of our common stock may be highly volatile or may decline regardless of our operating performance.
Our common stock has been publicly traded for only a few months and we cannot predict the extent to which a trading market for our common stock will develop or be sustained.
The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:
•	developments concerning Evicel, Quixil, the Fibrin Patch or any of our product candidates;

•	new products introduced or announced by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate in the biopharmaceutical industry;

•	intellectual property, product liability or other litigation against us;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in the market valuations of similar companies; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders.
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
Our directors and executive officers beneficially own approximately 19.8% of our common stock. In particular, Robert Taub owns 16.4% of our common stock. As a result, our directors and executive officers, acting together, or Robert Taub, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers or other significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
Certain provisions of Delaware law and our organizational documents could delay or discourage takeover attempts that stockholders may consider favorable.
Certain provisions of our second amended and restated certificate of incorporation, which we refer to as our certificate of incorporation, and second amended and restated bylaws, which we refer to as our bylaws, and applicable provisions of Delaware corporate law may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions:
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 16,583,284 shares of common stock based on the number of shares outstanding as of December 31, 2006. After the expiration of the lock-up period resulting from our follow-on offering, approximately 3,387,980 shares of our common stock will be restricted as a result of securities laws. The holders of our common stock and warrants have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
Prior to our initial public offering, or IPO, we did not operate as a public company and fulfilling our obligations incident to being a public company is expensive and time consuming.
As a private company with limited resources, we maintained a small finance and accounting staff. As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq Global Market, now require us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations increases our legal and financial compliance costs and places significant additional demands on our finance and accounting staff and on our financial, accounting and information systems.
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
All of our manufacturing and research and development facilities and a substantial portion of our personnel are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been since September 2000 and currently is subject to civil unrest and terrorist activity, with varying levels of severity. The recent election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council may create additional unrest and uncertainty. In addition, the recent armed conflict with Hezbollah negatively affected business conditions in Israel, and any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Any armed conflict, political instability or continued violence in the region, and in particularly if the July 2006 rocket attacks on Israel were to resume and include the center of Israel, where our manufacturing and research and development facilities are located, our business and results of operations may be adversely affected and the share price of companies with significant Israeli operations such as us may also be adversely affected. In addition, parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. Moreover, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

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
The majority of our executive officers are not residents of the U.S., and the majority of our assets and the assets of these persons are located outside the U.S. Therefore, it may be difficult to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the U.S. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S. Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides. As a result of the difficulty associated with enforcing a judgment against us, you may not be able to collect any damages awarded by either a U.S. or foreign court.

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
We currently lease approximately 54,000 square feet of office, manufacturing, laboratory and warehousing space in Kiryat Ono, near Tel Aviv, Israel for $1.1 million to $2.0 million per year. Our current space is adequate to support our current operations, although we anticipate that we will need additional space in order to increase our manufacturing capacity. The lease expires December 2010. On August 2, 2006, we entered into a construction agreement to build our new manufacturing plant. The plant will be located in a facility currently under lease to us in Jerusalem, Israel. We lease this facility from Nichsei Har Hozvim Ltd. The lease term is for 10 years and expires in May 2016. This lease can be extended through 2025.
We also lease approximately 15,000 square feet of office and laboratory research space in Rechovot, Israel, which we use to conduct our research and development activities. Under this lease, in 2006 we paid a fee of NIS 923,400 (approximately $205,600). This lease expires June 2008.
Our European regulatory affairs, marketing and logistics support offices are located in a leased office space in Brussels, Belgium. Under this lease we pay a fee of €51,311 (approximately $64,000) per year. This lease expires in 2008.
In addition, our headquarters are located in a leased office space at 630 Fifth Avenue, 22nd Floor, New York, New York 10111. Under this lease we will pay a fee of $154,406 beginning in 2007. This lease expires on December 31, 2011.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings. We may, from time to time, become involved in litigation or other adversarial proceedings based on commercial, product liability or other claims.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock is listed on the NASDAQ Global Market under the symbol “OMRI.” Our common stock began trading on the NASDAQ Global Market on April 20, 2006 in conjunction with our initial public offering. Prior to 20, 2006, our common stock was not publicly traded. The following table sets forth the high and low sales prices of our common stock since April 20, 2006:

	High	Low
2006
April 20, 2006 through June 30, 2006	$14.99	$9.53
July 1, 2006 through September 30, 2006	$19.57	$11.50
October 1, 2006 through December 31, 2006	$34.60	$16.75

Holders of Common Stock
     The number of shareholders of record of our common stock as of March 6, 2007 was 24.
Dividends
     Historically, we have not paid any cash dividends on our common stock. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.
Securities Authorized For Issuance Under Equity Compensation Plans
     We maintain the 2004 Equity Incentive Plan and 2005 Equity Incentive Plan for Israeli Employees, the 2004 Equity Incentive Plan and the 2006 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 13 to “Notes to Condensed Consolidated Financial Statements.” Information regarding the common stock issuable under this plan as of December 31, 2006 is set forth in the table below:

Number of securities
remaining available for
		Weighted- average	future issuance under
	Number of securities to	exercise	equity compensation
	be issued upon exercise	price of outstanding	plans (excluding
	of outstanding options,	options, warrants and	securities reflected in
Plan category	warrants and rights	rights	the first column)
Equity compensation plans approved by security holders	769,190	$11.09	890,317
Equity compensation plans not approved by security holders	—	—	—
Total	769,190	$11.09	890,317

Item 6. Selected Financial Data
     The following selected consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006 and the balance sheet data as of December 31, 2005 and 2006 are derived from our audited consolidated financial statements, which are included elsewhere in this report.

	Year ended December 31,
Consolidated statement of operations data:	2004	2005	2006
	(in thousands, except share and per share data)
Revenues:
Product sales	$17,567	$22,478	$56,925
Development revenues and grants	2,381	5,021	6,840

Total revenues	19,948	27,499	63,765

Cost of revenues:
Product sales	15,421	17,378	24,405
Development revenues and grants	2,121	3,969	5,112

Total cost of revenues	17,542	21,347	29,517

Gross profit	2,406	6,152	34,248

Operating expenses:
Research and development, clinical and regulatory expenses, net	2,980	2,828	3,397
Selling, marketing, general and administrative expenses	4,790	5,514	9,902

Total operating expenses	7,770	8,342	13,299

Operating income (loss)	(5,364)	(2,190)	20,949

Financial income (expenses), net	(2,466)	(25,522)	1,319
Other income, net	1,226	—	790

Net income (loss)	(6,604)	(27,712)	23,058

Accrued dividend and induced conversion of preferred stock and warrants	(121)	6,491	—

Net income (loss) for common stockholders	$(6,725)	$(21,221)	$23,058

Basic net income (loss) per share of common stock	$(1.93)	$(2.01)	$1.68

Diluted net income (loss) per share of common stock	$(1.93)	$(2.45)	$1.65

Weighted average number of shares of common stock outstanding— basic	3,469,451	10,562,885	13,689,768

Weighted average number of shares of common stock outstanding— diluted	3,469,451	10,578,620	14,011,558

	As of December 31,
Consolidated balance sheet data:	2004	2005	2006
	(in thousands)
Cash and cash equivalents	$5,489	$6,494	$45,892
Working capital	(8,214)	3,478	94,925
Total assets	24,735	26,290	121,645
Total debt	38,442	11,105	1,195
Temporary equity	10,019	—	—
Accumulated deficit	(70,851)	(92,072)	(69,014)
Stockholders’ equity (deficiency)	(46,146)	(5,563)	96,084

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected consolidated financial data” and our consolidated financial statements and the related notes appearing elsewhere in this prospectus. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk factors” and elsewhere in this prospectus.
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
Our current biosurgical products are fibrin sealants used as an adjunct to hemostasis in surgical procedures, marketed as Evicel in the U.S. and as Quixil outside of the U.S. It is sold in the U.S., the EU and several other European countries under a distribution and supply agreement we have with Ethicon. We sell Quixil in several other countries directly or through local distributors.
Our passive immunotherapy products include: IVIG, marketed mainly in Israel for the treatment of patients with immune deficiency; VIG, supplied under government contracts for the treatment of smallpox vaccine-related complications; and HBIG, marketed mainly in Israel for the prevention of reinfection of transplanted livers in liver transplant patients with HBV.
On April 26, 2006, we consummated an IPO, in which we sold 3,437,500 shares of common stock, $0.01 par value per share, at a price of $10 per share. In May 2006, the underwriters exercised their option for an additional 515,625 shares of common stock. Net proceeds to us from the IPO, including the sale of additional shares to the underwriters, after deducting underwriting discounts and commissions and offering expenses, were $34.1 million. On December 20, 2006, we consummated a follow-on offering, in which we sold 1,500,000 shared of common stock, $0.01 par value per share, at a price of $32 per share. In January 2007, the underwriters exercised their option for an additional 235,109 shares of common stock. Net proceeds to us from the follow-on, including the sale of additional shares to the underwriters, after deducting underwriting discounts and commissions and offering expenses, were $51.4 million.
Our revenues are derived from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development revenues and grants. We derive product sales revenues and development revenues and grants revenues from both our biosurgical and passive immunotherapy product lines. Our biosurgical product sales revenues are comprised of unit sales and revenue recognition of upfront fees and milestone payments under our collaboration agreements. For the years ended December 31, 2004, 2005 and 2006, 90%, 87% and 91%, respectively, of our biosurgical product sales were generated from unit sales. Our passive immunotherapy product sales revenues are generated primarily from product sales. Our biosurgical product line generates development revenues from our collaborators in connection with our research and development revenues, while the passive immunotherapy product line generates these revenues from government grants. Revenues are recognized in our financial statements as described in “Significant accounting policies.”
During 2006, our biosurgical product line and our passive immunotherapy product line generated approximately 30% and 70%, respectively, of our revenues. During 2005, our biosurgical product line and our passive immunotherapy product line generated approximately 40% and 55%, respectively, of our revenues. In 2005, approximately 5% of revenues were generated by sales of other plasma-derived products, such as Factor VIII and albumin, that we produced prior to 2005; revenues from these products are not included in either our biosurgical or passive immunotherapy revenues. Beginning in 2004, we began to reduce production of these products due to price erosion. Currently, we do not manufacture these products.
For the years ended December 31, 2004 and 2005, net losses were $6.7 million and $21.2 million, respectively. For the year ended December 31, 2006, net profit was $23.1 million. We have experienced considerable quarter-to-quarter variation in our results of operations, consequently these quarterly results should not be reviewed as predictive of future results.
Our functional currencies are the U.S. dollar and the Euro, which are the primary currencies of the economic environments in which we operate. Our consolidated financial statements include the financial statements of our Belgian subsidiary, Omrix Biopharmaceuticals S.A., which are translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards, or SFAS, No. 52, “Foreign Currency Translation.” Omrix Biopharmaceuticals S.A. is primarily engaged in European regulatory affairs, marketing and logistics support. Because our reporting currency is the dollar, fluctuations in the Euro-dollar exchange rate have an impact on our intercompany balances and therefore on our operating results. In addition, we have been paid in British pounds under the contract we were awarded by the United Kingdom to provide VIG to the United Kingdom Department of Health. Therefore, we have been exposed to fluctuations in the British pound-dollar exchange rate through 2006.
FDA Approvals and Related Developments
In November 2006, we submitted a BLA to the FDA containing the results of a non-inferiority pivotal Phase 3 clinical trial which measured and demonstrated the equivalence of topical human thrombin to bovine thrombin in achieving hemostasis in general surgery procedures in terms of safety and efficacy.
In June 2006, we were granted marketing clearance from the FDA for Evicel, for hemostasis during liver surgery. Evicel differs from Crosseal, in that Evicel does not contain a stabilizer, and therefore, unlike Crosseal, it is not contraindicated for neurosurgery.
We also announced the submission of sBLAs to the FDA containing the results of prospective, randomized multi-center Phase 3 controlled studies comparing the hemostatic efficacy of Evicel to standard-of-care hemostasis in peripheral vascular surgery in 150 patients and in kidney surgery in 130 patients. At the time of the submission of the sBLA for kidney surgery, we also submitted to the FDA a filing for the approval for use of Evicel as an adjunct to hemostasis for general surgical use.
We are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the U.S. and the EU.
Factors Affecting Results of Operations
Revenues
We derive our revenues from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development revenues and grants. The majority of our revenues are generated by product sales.
Product sales
Product sales revenues consist of product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments. We sell our products both directly to the market and to our distributors, depending on the product and market. Our sales are generally made on the basis of a per unit price charged to the health care service provider.
In our biosurgical product line, beginning in October 2002 and prior to our current distribution and supply agreement with Ethicon, we had a distribution agreement with the American Red Cross to market Crosseal in the U.S. and Canada. This agreement was terminated in 2004, and our distribution and supply agreement with Ethicon was subsequently amended to include the U.S. and Canada as part of Ethicon’s exclusive distribution territory. Under our distribution and supply agreement with Ethicon, we are entitled to payment for each unit Ethicon purchases from us in each quarter. The transfer price paid to us for the units purchased in a quarter is calculated based on the average price at which units are sold by Ethicon in that quarter multiplied by a percentage that is fixed for each specific product in the relevant year. The transfer price is adjusted depending on the dollar amount and our scheduled percentage of Ethicon’s net sales during the quarter, subject to specified minimum and maximum transfer price amounts. The minimum transfer price is also subject to periodic readjustments designed to preserve our gross profit margin for the particular product in the event of regulatory changes that cause an increase in the unit costs of our cost variables or in our manufacturing costs for that product. These prices are also subject to readjustment upon extraordinary increases in our raw materials or supply costs. In each event, the extent of any price increase is to be agreed upon between the parties.
In addition, under certain of our collaborative agreements for distribution, supply and development of our products or product candidates, we are entitled to receive non-refundable upfront fees upon the grant of distribution rights. We are also entitled to receive payments upon achieving specified milestones. Both upfront fees and milestone payments are recognized as revenues ratably over the remaining life of the contract under which the payments are made, in accordance with Staff Accounting Bulletin, or SAB, 104, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue, or EITF, No. 00-21, “Revenue Arrangements with Multiple Deliverables.” Prior to their being recognized, the payments are classified on the balance sheet based on time to recognition, either as deferred revenues in long term liabilities or as other accounts payables in current liabilities.
In our passive immunotherapy product line, we recognize revenues upon delivery of the products and, where applicable, acceptance. We derive revenues from sales of our passive immunotherapy products for biodefense applications from government contracts. As government demand for these products and our success in obtaining additional government contracts fluctuates, our revenues from sales of these products can fluctuate.
Development revenues and grants
In both of our product lines, we recognize revenues in connection with products used and services rendered in research and development for our collaborators, such as Ethicon. In our immunotherapy product line, we also receive reimbursement of expenses by governmental agencies, such as the NIH, which we incur in connection with the performance of research and development under the terms of our grants.
Cost of revenues and gross margin
Our cost of revenues consists of cost of product sales and cost of development revenues and grants.
Cost of product sales and gross margin
Cost of product sales for both of our product lines includes direct costs, such as raw material costs, labor, fixed overhead, and auxiliary material, such as the Crosseal, Evicel and Quixil application device, and services, such as sterilization, provided by third parties. Some of the raw materials we utilize are common to both of our product lines and include plasma and auxiliary supplies, such as filters and chemicals, used in our manufacturing processes. Our indirect costs include lease payments, maintenance and depreciation of manufacturing equipment and utilities, and labor and overhead expenses.

Our gross margin is impacted by two main factors:
•	Sales price: the dollar amount we receive for sales of products in each of our product lines is determined by the per unit price charged to the health care provider. The transfer price paid to us by Ethicon is computed as a percentage of the sales price that Ethicon charges its customers, as we describe in the section of this prospectus entitled “—Factors affecting results of operations— Revenues” above. Our gross margin on our biosurgical product sales to Ethicon should be considered with the understanding that we do not bear selling and marketing expenses in connection with such sales.

•	Cost of production:

•	Production efficiency (measured as the cost of a saleable unit), which increases or decreases as a result of either (a) a change in batch size because the fixed costs associated with the manufacturing process (such as direct labor costs and quality control) are allocated over all of the saleable units in a batch or (b) a change in the number of batches we produce in a given period because plant overhead costs (such as rent and maintenance) are allocated over all of the batches produced in such period. We expect the annual number of batches we produce to increase to the extent that demand for our products grows.

•	Raw material costs, primarily plasma or plasma fractions, which we purchase at market prices. We endeavor to increase the cost efficiency of our raw materials and therefore we constantly make decisions regarding purchasing either plasma or plasma fractions based on manufacturing economics. These purchasing decisions are driven by the cost of the raw material unit (either plasma or plasma fractions), the processing costs and the total sales value that can be generated from the different products that we can manufacture from a single unit of raw material. Our ability to use specific raw materials depends, in part, on regulatory approvals obtained by suppliers.
Cost of development revenues and grants
Cost of development revenues and grants includes cost of products, research, development and clinical trial expenses that we incur in connection with projects under contracts with collaborators, such as Ethicon, or under grants from government organizations, such as the NIH.
Research and development, clinical and regulatory expenses, net
Our research and development, clinical and regulatory expenses include costs of personnel, including third party consultants, materials and expenses incurred in connection with the conduct of research and development and clinical trials. These expenses do not include research and development, clinical and regulatory expenses that we incur under contracts with collaborators, such as Ethicon, or under grants from governmental agencies, such as the NIH. Such third party financed expenses are included in cost of development revenues and grants. We expect our research and development, clinical and regulatory expenses to increase as we increase development of non-partnered product candidates.
Below we provide certain information about our major research and development projects:
Evicel. In July 2005, we began a multi-center Phase 3 clinical trial with Evicel as an adjunct to hemostasis in peripheral vascular surgery in the U.S. and EU, which is now completed, and in May 2006 we began a multi-center Phase 3 trial with Evicel as an adjunct to hemostasis in kidney surgery in the U.S. In July 2006, we submitted a BLAS containing the results of the peripheral vascular surgery clinical trial to the FDA to expand the indication of Evicel to include use as an adjunct for hemostasis in peripheral vascular surgery. In March 2007, we submitted a BLAS for Evicel as an adjunct to hemostasis in kidney surgery, together with the filing to expand the indication for Evicel as an adjunct to hemostasis for general surgical use. If the filing is approved, we intend to launch the product as an adjunct to hemostasis for general surgical use in the U.S. during 2007.

We expect to submit Phase 3 results with the EMEA for the kidney surgery clinical trial for Evicel in 2007, and if Evicel is approved, we expect to launch the product as an adjunct to hemostasis for general surgical use in the EU during 2008.
Fibrin Patch. In December 2006, we began a Phase 1 clinical trial with our Fibrin Patch as an adjunct to hemostasis.
Thrombin stand-alone and flowable. We have completed a multi-center Phase 3 clinical trial with thrombin stand-alone in the U.S. We submitted a BLA to the FDA in November 2006 and, if it is approved, we expect to launch the product during 2007. We may file a 510(k) Premarket Notification with the FDA for our flowable thrombin after obtaining approval of our thrombin stand-alone product candidate in the U.S.
HT-VIG. We have started testing HT-VIG in animals in the first quarter of 2006. Although we will not perform human clinical trials, we intend to make certain regulatory filings with the FDA during 2007.
WNIG. The NIH is currently conducting a multi-center Phase 1/2 clinical trial in the U.S. with our WNIG product candidate. We expect to submit a BLA to the FDA during 2008. In addition, in November 2006, we applied to have a Pre-IND meeting with the FDA to discuss the recovery of our costs to treat patients with HT-WNIG.
Avian Influenza. In October 2006, we signed a CRADA with the NIAID, part of the NIH, whereby the parties will perform collaborative research to develop new antibody-based therapeutics for the treatment of avian influenza. The collaborative research will combine the NIAID’s scientific and clinical expertise in influenza and vaccines with our proprietary manufacturing and expertise in development of antibody-based therapeutics.
Development of our biosurgical product candidates, Evicel, thrombin and Fibrin Patch, is conducted in collaboration with Ethicon. Since we will earn milestone payments in connection with these development projects only upon their completion, a delay in development will cause such milestone payments to be received later then anticipated. We believe that a possible delay in receiving milestone payments would not have a material adverse impact on our financial position or liquidity. Our balance sheet as of December 31, 2005 and 2006 does not include any capitalized expenses in connection with the development of these product candidates. Development of our passive immunotherapy product candidates, HT-VIG and WNIG, is funded by the NIH. If we do not meet the anticipated development schedule for these development projects, the NIH may not grant us an extension of time to complete the research. In that case, we would be required to refund to the NIH any amounts of the grant that had not been utilized. We record funding by the NIH in excess of actual cost incurred as a liability on our financial statements, therefore a repayment of unused funds to the NIH should have no material adverse impact on our financial position.

Our cost incurred in respect of each of our major development projects for the years ended December 31, 2004, 2005 and 2006 are presented in the table.

	Evicel	Fibrin Patch	Thrombin	HT-VIG	WNIG
	(in thousands)
2004	$692	$907	$386	$431	$—
2005	581	2,423	172	1,031	56
2006	713	2,351	191	852	363
Selling, marketing, general and administrative expenses
For the marketing of our biosurgical products, we utilize the sales and marketing capabilities of our collaborators, in particular, Ethicon, and as a result we do not expect our sales and marketing expenses for this product line to increase significantly in the near future in the U.S. and the EU. Our selling and marketing expenses relate to our sales and marketing personnel in Israel and Europe. These expenses consist primarily of internal sales personnel salaries and commissions, their travel and related marketing costs, such as trade shows and marketing materials, as well as subcontractors’ fees and related overhead expenses. Our administrative and general expenses consist of management and administrative salaries and consulting fees, travel costs and legal and accounting fees. Selling and marketing expenses have historically been lower than administrative and general expenses. We expect that our administrative and general expenses will increase due to the regulatory obligations associated with being a public company and our intention to increase our business development activities.
Financial income, net
Financial income includes interest income, which is interest earned on deposits and investments in interest bearing securities. Financial expenses consist of interest and fees payable on outstanding loans from banks and other financial institutions. In addition, financial expenses and income include expenses and income related to the impact of fluctuations in the Euro-dollar exchange rates, as to our Belgian subsidiary’s intercompany balances, and the NIS-dollar exchange rate, as to our Israeli subsidiary’s operations. In 2005, financial expenses also included financial charges in connection with our recapitalization, which mainly reflect the fair market value of shares of common stock transferred to note holders in excess of shares of common stock issuable pursuant to the original conversion terms of certain notes, and the difference between the fair market value of the securities issued in the recapitalization and the book or conversion value of the other converted notes. In 2006, financial income also includes financial expenses paid in connection with the redemption of our convertible promissory notes.
Other income (expense), net
Other income includes non-operating income resulting from certain non-operational transactions such as the termination of our distribution agreement with the American Red Cross in 2004 and represents the recognition of previously deferred income and other compensation received on termination, which is net of certain costs related to the termination.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are subject to an inherent degree of uncertainty. Our significant accounting policies are more fully described in Note 2 to our annual consolidated financial statements, included in this prospectus. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in our industry, information provided by our customers and information available from other outside sources, as appropriate. Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to:
•	revenue recognition;

•	income taxes;

•	inventory reserves; and

•	accounting for stock-based compensation and fair value of our common stock.
Revenue recognition
We recognize revenues from product sales in accordance with SAB 104. SAB 104 requires recognition of revenues from product sales that require no continuing performance on our part if four basic criteria have been met:
•	there is persuasive evidence of an arrangement;

•	delivery has occurred and title has passed to our customer;

•	the fee is fixed and determinable and no further obligation exists; and

•	collectibility is reasonably assured.
Our collaborative revenue is generated primarily through collaborative research, development and commercialization agreements with collaborators for the discovery, development and commercialization of new products, as well as for manufacturing services. The terms of the agreements typically include payment of non-refundable upfront fees, guaranteed time based payments, funding of research and development efforts, payments based upon achievement of certain milestones and payments based on product sales.

Milestones based on designated achievement points that are considered at-risk and substantive at the inception of the collaborative agreements are recognized as earned, when the earnings process is complete and the corresponding payment is reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required.
EITF No. 00-21, “Revenue Agreements with Multiple Deliverables,” or EITF 00-21, addresses whether for revenue recognition purposes there is one or several elements in an arrangement. We concluded that under EITF 00-21 these arrangements should be accounted for as one unit of accounting because we could not establish fair value for each of the undelivered elements in the transaction. The upfront fees and milestone payments are recorded when earned, but revenues are deferred and recognized ratably over the remaining period of performance. Research funding received is recognized as earned over the period of performance.
When the sale price of one of our products is subject to adjustments based on our distributor’s actual sales price to its end users, we recognize revenues based on the sale price to the end user that we calculate at the end of each quarter. We calculate the price based on the actual average selling price through the reporting period provided by our distributor. Adjustments, if any, are made in the following quarter reflecting the difference between our calculation and actual reported sales prices for that period. To date, adjustments have not been significant. To the extent timely information from our distributor is not available to us, we may be unable to recognize revenues from that distributor until such information is available to us. We do not grant the right of return to our distributors.

Income taxes
We are required to calculate and account for income taxes in each jurisdiction in which we or our subsidiaries operate. This involves estimating the current tax exposure in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Our estimates regarding the valuation allowance for deferred tax assets require that we make significant estimates and judgments regarding our future operating results. Our ability to realize deferred tax assets depends on our future taxable income as well as limitations on their utilization. A deferred tax asset is reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The projections of our operating results on which the establishment of a valuation allowance are based involve significant estimates regarding future demand for our products, competitive conditions, product development efforts, approvals of regulatory agencies and product costs. If actual results differ from these projections, or if our expectations of future results change, it may be necessary for us to adjust the valuation allowance. Our Israeli operations are profitable and in the year ended December 31, 2006, all of our carry forward losses in Israel were offset by current year profit. However, our Israeli operations have obtained the “Approved Enterprise” status under which we expect to be exempt from taxes on income for our taxable income in that year. Although we believe that our estimates and judgments about the tax contingencies and valuation allowance are reasonable, actual results could differ, and we may be exposed to income tax expenses that could be material.
Inventory reserves
We value our inventories at the lower of cost or estimated market value. We estimate market value based on our current pricing and market conditions. Inventory write-offs are taken for products that will expire within six months, based upon assumptions about future demand and market conditions and when market prices are lower than cost. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing. If our estimates regarding demand are inaccurate, we may be exposed to losses or gains in excess of our established markdown reserve that could be material.
Accounting for stock-based compensation and fair value of our common stock
Prior to January 1, 2006, we accounted for our stock-based employee compensation plans using the intrinsic-value method of accounting set forth in Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.” In accordance with APB 25 and related interpretations, compensation expense for stock options is recognized based on the excess, if any, of the fair value of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the shares. We disclose the pro forma effects on net loss had the fair value of the options been expensed in Note 2 to our annual financial statements, included in this prospectus. Generally, the exercise price for stock options granted to employees equals the fair market value of the shares at the date of grant, thereby resulting, under APB 25, in no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, we calculate the amount of compensation expense and recognize the expense over the vesting period of the award.
On each grant date, we determine the fair market value of the underlying common stock. In making that determination, we consider several factors, including transactions in our securities between unaffiliated third parties; the issuance to third parties of our convertible promissory notes, convertible notes and Series A and Series B Preferred Stock; the liquidation preference and other superior rights of the convertible notes and preferred stock; our operating and financial performance and other company-specific milestones; and market trends for public companies involved in similar businesses.
Management assessed its prior fair value estimates preceding our IPO, based on the factors discussed above, the valuation approaches set forth in the AICPA’s Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, and an assessment of market considerations, including the likelihood of completing an IPO, the uncertainties inherent in a public offering and discussions with the underwriters.
The fair value of the common stock underlying options granted from January 1, 2005 through December 31, 2005 was originally estimated by the board of directors and management. As part of our preparations for filing our financial statements in connection with our IPO, we reassessed, retrospectively, the valuations of common stock relating to grants of options during the year ended December 31, 2005.
Determining the fair value of our stock requires making complex and subjective judgments. In determining fair value, we made certain assumptions, considered significant factors and used certain methodologies. In making this determination, we used a combination of valuation alternatives including the value of our securities in a transaction between independent third parties, the income approach and market comparables. The income approach involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenue and costs. There is inherent uncertainty in these estimates. The assumptions underlying the estimates are consistent with our business plan at the time of each grant. The market comparables approach references actual performance indicators of the enterprise being valued to similar enterprises that are traded in the public markets.
We considered certain significant factors that contributed to the difference between the fair value of shares of our common stock as of the date of each grant and estimated initial public offering price of our common stock in our IPO. As disclosed more fully in Note 13g to our annual consolidated financial statements included elsewhere in this prospectus, we granted stock options with exercise prices of $6.19 to $13.75 during the year ended December 31, 2005, which we determined to be the fair value of our common stock at the dates of grants. The basis for the estimated increase in the fair value of our common stock between the dates of grants and since December 31, 2005 to April 2006 include:
•	the award of an approximately $20 million supply agreement for our VIG from the UK government in the second half of 2005;

•	the results of Ethicon’s launch of Crosseal in the U.S.;

•	the progress made in the development of our biosurgical product candidates, in particular Fibrin Patch;

•	the progress made in the development of our immunotherapy product candidates, in particular HT-VIG; and

•	the reduction in the illiquidity discount applicable to the fair value of our common stock as the uncertainty associated with successfully completing our IPO was reduced.
Management determined retrospectively that the fair value of the underlying common stock immediately following our recapitalization was $6.19 per share using the same methodology. The financial expense resulting from the recapitalization of $20.9 million recorded in our financial statements for the year ended December 31, 2005 was determined with this share price.
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” for all share option grants subsequent to that date. SFAS 123(R) requires us to determine the fair value of share options as of the date of the grant, which is then amortized as share-based compensation expense in the income statement over the vesting period of the option grant. We determined the fair value of all our option grants subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with SFAS 123(R), using the Black-Scholes valuation model, which requires us to make assumptions regarding items that are inherently uncertain such as the estimated term of the option, share price volatility, expected forfeiture rates and our expected dividend yield.
Because we recently registered our common stock, the computation of expected volatility is based on realized historical stock price volatility of comparable companies. The computation of the forfeiture rate is based on the employees’ prior vesting termination behavior. We used the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

While management believes that these assumptions are appropriate, the use of different assumptions could have a material impact on the fair value of the option grant and the related recognition of share-based compensation expense in the consolidated income statement.
We adopted SFAS 123(R) using the prospective-transition method because all prior grants were measured using the minimum value method for Statement 123(R) required pro forma disclosures. As such, we will continue to apply APB 25 in future periods to equity awards outstanding at the date of Statement 123(R) adoption that were measured using the minimum value method. Under this transition method, any compensation costs that will be recognized from January 1, 2006 will include only compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

RESULTS OF OPERATIONS
Years ended December 31, 2004, 2005 and 2006
Revenues
Our revenues increased by $7.6 million, or 38%, from $19.9 million in 2004 to $27.5 million in 2005 and by $36.3 million, or 132%, to $63.8 million in 2006. Year-over-year product sales increases were 28% in 2005 and 153% in 2006, and year-over-year development revenues and grants increases were 111% in 2005 and 36% in 2006.
Our revenues for each of our product lines as well as revenues from other plasma-derived products for the years ended December 31, 2004, 2005 and 2006 are presented in the table below.

	Year ended December 31,
	2004	2005	2006
	(in millions)
Biosurgical products:
Product sales	$5.2	$7.0	$13.4
Development revenues	2.0	4.0	5.7

Total	7.2	11.0	19.1
Passive immunotherapy products:
Product sales	10.4	14.2	43.3
Grants	0.4	1.0	1.2

Total	10.8	15.2	44.5

Other products	1.9	1.3	0.2

Total	$19.9	$27.5	$63.8

The year-over-year decrease of 32% in 2005 and 88% in 2006 in revenues from other plasma-derived products reflects our decision to exit this market due to price erosion.

Biosurgical
General. Revenues from our biosurgical product line increased by $3.8 million, or 53%, from $7.2 million in 2004 to $11 million in 2005 and by $8.1 million, or 74%, to $19.1 million in 2006.
Product sales. Biosurgical product sales revenues increased by $1.8 million, or 34%, from $5.2 million in 2004 to $7.0 million in 2005 and by $6.4 million, or 93%, to $13.4 million in 2006. Of these amounts, revenues reflecting up-front and milestone payments were $559,000, $972,000 and $1.3 million in 2004, 2005 and 2006, respectively. The year-over-year increase in the up-front and milestone payments recognized as revenue reflects additional milestone payments earned and longer recognition periods over the reported years. The increase from 2004 to 2005 was largely due to the increased sales in the U.S. after the January 2005 re-launch of Crosseal after the ARC agreement termination. The increase from 2005 to 2006 was mainly due to increased sales of Crosseal and Evicel in the US.
Development revenues and grants. Biosurgical development revenues increased by $2.0 million, or 1005%, from $2.0 million in 2004 to $4.0 million in 2005 and by $1.7 million, or 42%, to $5.7 million in 2006. The year-over-year increases during these periods were primarily due to the additional services we performed in connection with the development of our product candidates under our development agreement with Ethicon.
Passive immunotherapy
General. Revenues from our passive immunotherapy product line increased by $4.4 million, or 41%, from $10.8 million in 2004 to $15.2 million in 2005 and by $29.3 million, or 192%, to $44.5 million in 2006.
Product sales. Passive immunotherapy product sales revenues increased by $3.8 million, or 37%, from $10.4 million in 2004 to $14.2 million in 2005 and by $29.1 million, or 205%, to $43.3 million in 2006. The increase from 2004 and 2005 was due to increased sales of IVIG and initial sales of VIG. The increase between 2005 and 2006 was mainly due to increased VIG sales of $19.9, primarily under the tender we were granted from the UK government and an increase in the per unit revenues of IVIG.
Grants. Passive immunotherapy grant revenues increased by $590,000, or 137%, from $431,000 in 2004 to $1.0 million in 2005 and by $154,000, or 15%, to $1.2 million in 2006. We recognized $1.2 million in 2006 in grants from the NIH in connection with the development of our HT-VIG and WNIG product candidates. Grants of $4.0 million were awarded to us in connection with the development of these product candidates, all of which was funded to date.
Cost of revenues
General. Our cost of revenues increased by $3.8 million, or 22%, from $17.5 million in 2004 to $21.3 million in 2005 and by $8.2 million, or 38%, to $29.5 million in 2006.
Cost of product sales and gross margin. Our cost of product sales increased by $2.0 million, or 10%, from $15.4 million in 2004 to $17.4 million in 2005 and by $7.0 million, or 40%, to $24.4 million in 2006. Gross sales margin increased from 12% in 2004 to 24% in 2005 and to 57% in 2006. The increase in our gross product sales margin in 2005 was due to increased production volume which reduced the indirect cost per unit allocated to manufactured product units. The increase in our gross product sales margin in 2006 was due to the increased share of immunotherapy products in our sales combination, in particular VIG, the increase in the per unit revenues from IVIG and the increased volume of production through the year that reduced the overhead per manufactured unit.

Cost of development revenues and grants. Cost of development revenues and grants increased by $1.9 million, or 87%, from $2.1 in 2004 to $4.0 million in 2005 and by $1.1 million, or by 29%, to $5.1 million in 2006. 2006 year-over-year increase primarily reflects the increased development activity in connection with our biosurgical product candidates under our agreement with Ethicon. Research and development, clinical and regulatory expenses, net
Research and development, clinical and regulatory expenses, net decreased by $82,000, or 3%, from $3.0 million in 2004 to $2.9 million in 2005 and increased by $499,000, or 17%, to $3.4 million in 2006. The year-over-year changes resulted from our allocation of resources to our funded research and development projects. The total costs of research and development, clinical and regulatory expenses, including those incurred in connection with funded projects, were $5.1 million, $6.8 million and $8.5 million in 2004, 2005 and 2006, respectively.
Selling, marketing, general and administrative expenses
Our selling, marketing, general and administrative expenses increased by $724,000, or 15%, from $4.8 million in 2004 to $5.5 million in 2005 and by $4.4 million, or 80%, to $9.9 million in 2006. The increase in 2005 was primarily due to business development and consulting projects. The increase in 2006 was primarily due to expenses related to becoming a public company (such as compensation expenses due to share options vesting acceleration, insurance, legal and accounting expenses) and business development expenses. Our selling and marketing expenses were 19%, 16% and 10% of total selling, marketing, administrative and general expenses for the years ended 2004, 2005 and 2006, respectively.
Financial expenses, net
Our financial expenses, net increased by $23.0 million, or 935%, from $2.5 million in 2004 to $25.5 million in 2005. In 2006, financial income amounted to $1.3 million.
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
Interest expenses in 2004 were offset in part by foreign exchange income, due in part to intercompany balances between us and our Belgian subsidiary, and the strengthening of the Euro relative to the U.S. dollar in this year in the net amount of $1.5 million. In 2005, interest expenses increased by $3.1 million due to foreign exchange differences due in part to the strengthening of the U.S. dollar relative to the Euro. In 2006, foreign exchange income amounted to $2.4 million mainly due to the strengthening of the Euro relative to the U.S. dollar. This income was offset by financial expenses of $1.6 million incurred in connection with premium interest and early redemption of our convertible promissory notes triggered by the IPO. Interest expenses, excluding foreign exchange differences and recapitalization related expenses, amounted to $4.1 million and $1.6 million in 2004 and 2005, respectively, and in 2006 financial income, excluding IPO related expenses, amounted to $554,000. The decrease in interest expenses in 2005 was largely due to the conversion of debt securities into shares of our common stock in the January 2005 recapitalization. The financial income in 2006 is related mainly to interest earned on deposits and investments in interest paying securities.
Other income, net
Other income, net was $1.2 million in 2004, reflecting the termination of the distribution agreement with the American Red Cross and recognition of previously deferred income and other compensation received on termination, which is net of certain costs related to the termination. No other income was recorded in 2005. Other income in 2006 is mainly due to the receipt of raw materials from the ARC, which were valued at $790,000, pursuant to the terms of the agreement with the ARC that was terminated in 2004.
Quarterly Results of Operations
     The following tables set forth selected financial data for the eight quarters ended December 31, 2006 and the three months ended December 31, 2005 and 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K.

	Year ended December 31,
	(Unaudited)
	U.S. dollars in thousands, except per share amount)
Fiscal Years by Quarter	2005				2006
Quarterly Data	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$5,901	$5,545	$7,725	$8,328	$11,303	$16,079	$18,339	$18,044
Gross profit	742	841	2,020	2,549	5,155	9,086	10,904	9,103
Net income (loss)	(23,817)	(3,665)	(323)	93	3,234	5,311	8,123	6,390
Net earnings (loss) per share—Basic	(1.80)	(0.34)	(0.03)	0.01	0.30	0.38	0.54	0.42
Net earnings (loss) per share- Diluted	(2.27)	(0.34)	(0.03)	0.01	0.29	0.38	0.53	0.41

	3 months ended December 31,
	2005	2006
	(U.S. dollars in thousands,
	except share and per share data)

Revenues:
Product sales	$6,459	$15,684
Development revenues and grants	1,869	2,360

Total revenues	8,328	18,044

Cost of revenues:
Product sales	4,451	6,845
Development revenues and grants	1,328	2,096

Total cost of revenues	5,779	8,941

Gross profit	2,549	9,103
Research and development, clinical and regulatory expenses, net	1,119	807
Selling, marketing, general and administrative expenses	797	2,768

Operating income (loss)	633	5,528
Financial income (expenses), net	(540)	862
Other income	—	—

Net income (loss)	$93	$6,390

Net income per share—
Basic net income per share of common stock	$0.01	$0.42

Diluted net income per share of common stock	$0.01	$0.41

Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share	10,871,295	15,193,390

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income per share	10,871,295	15,601,221

	Three months
	Period Ended
	December 30,
	2005	2006
	$US thousands

Biosurgical products
Product sales	$1,900	$4,260
Development revenues	1,261	1,809

	3,161	6,069

Passive immunotherapy products
Product sales	4,447	11,424
Grants	609	551

	5,056	11,975

Other products	111	—

Total	$8,328	$18,044

     Although we have continued to experience significant revenue growth, this trend may not continue. We expect our expenses to continue to increase significantly as we expand our research and development efforts. Accordingly, the comparison of the financial data for the quarterly periods presented may not be meaningful. In addition, we expect our operating results to fluctuate significantly from quarter to quarter in the future as a result of various factors, many of which are outside our control. Consequently, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be meaningful and you should not rely on our results for any one quarter as an indication of our future performance.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2006, we had stockholders’ equity of $96.1 million. As of December 31, 2006, we had cash and cash equivalents of $45.9 million and short term investments of $34.9 million. We have financed our operations with:
•	unsecured convertible notes and secured convertible promissory notes and other secured and unsecured third party debt consisting mainly of loans and credit lines;

•	private sales of our equity securities;

•	a combination of cash from product sales, upfront fees and milestone payments from our collaborators, revenues for performance of development revenues and government grants;

•	interest earned on cash and investments; and

•	an initial public offering and a follow-on offering of our common stock.
We have raised approximately $58.6 million in gross proceeds from the sale of our common stock, warrants, preferred stock, convertible notes and convertible promissory notes in financings in 1998, 1999, 2001, 2002 and 2004. We paid $3.7 million, consisting of principal plus accrued interest, to holders of convertible promissory notes in August 2004. As a result of our January 2005 recapitalization, all existing preferred stock and convertible notes and certain warrants were converted to common stock. Subsequent to the recapitalization, an aggregate principal amount of approximately $1.5 million, plus accrued and unpaid interest, of our convertible promissory notes were renegotiated and new notes were issued, which we refer to as the new convertible promissory notes. Using the proceeds from our IPO, we paid off the entire amount outstanding under these new convertible promissory notes.
As a result of our January 2005 recapitalization and the related conversion of our outstanding notes and shares of preferred stock into shares of our common stock, pursuant to SFAS No. 84, “Induced Conversions of Convertible Debt,” and APB Opinion 26, “Early Extinguishment of Debt,” in the first quarter of 2005, we recognized $20.9 million in financial expenses. These expenses represent the excess of the fair value of the common stock issued upon the conversion of our convertible notes over the fair value of the common stock issuable under their original conversion terms, and the excess of the fair value of the common stock issued to the holders of our convertible promissory notes over the book value of these convertible promissory notes as of the recapitalization date. We describe the accounting effects of this recapitalization more fully in Note 13b to our annual consolidated financial statements, included in this prospectus.
On April 26, 2006, we consummated an IPO in which we sold 3,437,500 shares of common stock, $0.01 par value per share, at a price of $10 per share. In May 2006, the underwriters exercised their option for an additional 515,625 shares of common stock. Net proceeds to us from the IPO, including of the sale of additional shares to the underwriters, after deducting underwriting discounts and commissions and offering expenses, were $34.1 million. On December 20, 2006, we consummated a follow-on offering, in which we sold 1,500,000 shared of common stock, $0.01 par value per share, at a price of $32 per share. In January 2007, the underwriters exercised their option for an additional 235,109 shares of common stock. Net proceeds to us from the follow-on, including of the sale of additional shares to the underwriters, after deducting underwriting discounts and commissions and offering expenses, were $51.4 million.
Cash flows
As of December 31, 2006, our cash and cash equivalents were $45.9 million compared to $6.5 million as of December 31, 2005. In addition to cash and cash equivalents, we had $34.9 million of short term investments and $2.7 million of deposits and securities, including long term receivables, compared to short term investments of $21.0 million as of December 31, 2005.
Net cash from operating activities was $10.74 million for the year ended December 31, 2006. This amount is net of an increase in working capital funding, net of $13.6 million which is mainly due to an increase in inventories and trade receivables, reflecting the increase in sales and inventory buildup to supply future sales. An increase of $1.1 million in our deferred revenues is due to a milestone earned pursuant to our agreement with Ethicon.
Net cash used in investing activities was $41.3 million for the year ended December 31, 2006. These activities consisted primarily of investment in short- and long-term deposits and in our new manufacturing plant.
Net cash from financing activities was $70.7 million for the year ended December 31, 2006. The cash from investing activities consisted primarily of cash received in our IPO, the subsequent exercise of the over allotment option by the underwriters in our IPO and the follow-on offering, net of short- and long-term debt repayment in the amount of $9.8 million.
Net cash used in operating activities was $3.4 million for the year ended December 31, 2005.
Net cash used in investing activities was $1.3 million for the year ended December 31, 2005. These activities consisted primarily of investment in property, plant and equipment and purchase of a perpetual royalty-free license for a component of the Crosseal/Quixil application device.
Net cash provided by financing activities was $5.6 million for the year ended December 31, 2005. Cash provided by financing activities for the year ended December 31, 2005 resulted mainly from a $7.1 million increase in long term debt, including a loan of $5.0 million aggregate principal amount from Hercules Technology Growth Capital, which has been repaid with a portion of proceeds from our IPO.
Net cash provided by operating activities was $2.4 million for the year ended December 31, 2004. The net cash provided by operating activities in 2004 reflects cash received from Ethicon as upfront fees and milestone payments in the amount of approximately $6.4 million.
Net cash used for investing activities was $2.7 million in 2004. These activities consisted primarily of investment in property, plant and equipment.

Net cash provided by financing activities was $4.0 million for the year ended December 31, 2004. Net cash provided by financing activities in 2004 consisted of $4.9 million in net proceeds received from the issuance of our Series B Convertible Preferred Stock in July 2004, $1.4 million in net short term credit from banks as well as $0.5 million in long term loans received, which were offset in part by a partial repayment in August 2004 of $2.5 million of principal on our 10% secured convertible promissory notes issued in August 2002 and repayment of long term loans in the amount of $0.3 million.
Our expected sources of liquidity include revenues from product sales, milestone payments under our collaborations and government grants, as well as credit arrangements with Israeli banks for the financing of the investment in our manufacturing facilities and our cash reserves.
As a result of the contract we were awarded in December 2005 by the United Kingdom to provide VIG to the United Kingdom Department of Health, we received an aggregate of approximately $21.0 million, based on the prevailing exchange rate, paid in British pounds through the third quarter of 2006.
Our agreements with Ethicon provide for certain upfront fees and milestone payments received in connection with the completion of certain milestones. We may receive additional milestone payments if we obtain certain regulatory approvals for product candidates we are developing under our collaboration and if we achieve certain levels of sales of our products. In addition, under our development agreement, Ethicon bears all costs of development and clinical studies of the products to be developed under that agreement, other than 50% of our labor costs, for which we are responsible.
From our inception through December 31, 2006, we have received an aggregate of approximately $4.0 million in grants from the NIH.
We believe that our cash from operations, cash reserves and available credit lines, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future. However, if, in the future, cash generated from operations is insufficient to satisfy our liquidity requirements, or if our estimates of revenues, expenses or capital or liquidity requirements change or are inaccurate, we may need to raise additional funds. We may also need to raise additional funds, or may seek to take advantage of capital raising opportunities, to finance expansion plans, develop or acquire new products or technologies, enhance our existing products or respond to competitive pressures. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms or at all, which could limit our ability to grow and carry out our business plan.
Obligations and commitments
The Company has borrowed amounts from banks under short term credit lines and long term loans. As of December 31, 2006, we had available from banks, short term credit lines providing for borrowings of up to $2.9 million, of which we had an unused amount of $2.6 million as of that date. At December 31, 2006, we also had outstanding long term borrowings of $0.4 million and current maturities of long term borrowings of $0.8 million.
Israel Discount Bank credit facility
Our Israeli subsidiary currently has a NIS 20.2 million credit facility with Israel Discount Bank. Under this credit facility, this subsidiary may borrow up to NIS 20.2 million out of which NIS 10.0 million are on a revolving basis. Borrowings under the arrangement may be long term loans up to an aggregate principal amount of NIS 9.2 million, with maturities of one to three years at either fixed or floating interest rates, with the balance being short term borrowings with maturities of one year or less. Interest rates are determined when amounts are borrowed.
Any outstanding amounts owed under this arrangement are secured by a pledge on all current and future receivables of our subsidiary and on all securities, negotiable and non-negotiable instruments and cash held by the subsidiary. Certain receivables and inventories are specifically excluded from this pledge. In addition, we have agreed to maintain minimum net equity capital and stockholders’ loans of at least NIS 20 million for the Israeli subsidiary.
As of December 31, 2006, our Israeli subsidiary had an aggregate principal amount of NIS 5 million outstanding under this arrangement, consisting of the following long-term loans:
•	a three-year loan in an initial principal amount of NIS 5 million maturing in May 2008 and bearing interest at a fixed rate of 7.32% with a quarterly repayment schedule, of which a principal amount of NIS 2.5 million was outstanding; and

•	a three-year loan in an initial principal amount of NIS 5 million maturing in May 2008 and bearing interest at a floating rate of the Israeli prime rate plus 1.20% with a quarterly repayment schedule, of which a principal amount of NIS 2.5 million was outstanding.
Our Israeli subsidiary had at December 31, 2006 a principal amount of NIS 1.1 million in restricted cash and deposits in connection with suppliers’ credit and guaranties issued by the bank.
Bank Leumi facility
In addition, our Israeli subsidiary has an overdraft facility in a principal amount of NIS 2.0 million in respect of our account at Bank Leumi of which NIS 0.9 million is available. This subsidiary has never incurred indebtedness under this facility; however, it has used $250,000 (approximately NIS 1.1 million) of this facility to support a guaranty issued by the bank.
Our current and long-term liabilities as of December 31, 2006 included $12.6 million in deferred revenues. Deferred revenues mainly consist of upfront fees, milestone payments from collaborations and payments received from customers for product sales in advance of the culmination of the earning process. Recognition of these payments as revenues is deferred and the revenues are recognized ratably over the remaining life of the contract under which the payments are made in accordance with SAB 104. The amounts received, which are non-refundable but not yet recognized, are classified as deferred revenues on our balance sheet.

The following table summarizes our contractual obligations as of December 31, 2006, and the expected amounts of these obligations in future periods.

	Minimum payments due by period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions)
Contractual obligations

Long term liabilities(1)	1.2	0.8	0.4	—	—
Operating leases(2)	10.2	2.1	3.8	2.4	1.9
Purchase obligations(3)	40.2	13.7	12.5	9.2	4.8
Total	51.6	16.6	16.7	11.6	6.7

(1)	Consists of long term principal repayment of loans.

(2)	Consists of operating leases for our facilities and motor vehicles and assumes no exercise of any option to extend these leases.

(3)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of certain raw materials under long term agreements only.
Off-balance sheet arrangements
As of December 31, 2006, we did not have any off-balance sheet financing arrangements.
Capital requirements
Our capital requirements are dependent on many factors, including the projected level of our manufacturing activities, market acceptance of our products and allocation of resources to our research and development and business development efforts. Currently, our primary capital requirements are for the financing of our ongoing operations, for research and development and for investments in capital equipment used both in our manufacturing and research and development activities. In the future, we intend to increase our capital expenditures consistent with our anticipated growth. In particular, we intend to invest substantial amounts in constructing a new manufacturing facility in Israel that is scheduled to be manufacturing products by 2009. As of December 31, 2006, we have paid $4.0 million in connection with the design of this facility. Other than financing this construction, we anticipate that our cash resources will be used primarily to fund our operating activities.
CORPORATE TAXATION
Due to the existence and operations of our Israeli and Belgian subsidiaries, our consolidated corporate tax rate reflects the combined impact of our U.S., Israeli and Belgian tax status. We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign income taxes. However, some of our intercompany payments may be subject to withholding tax at varying rates, depending on the jurisdiction involved and the nature of the payment.
As of December 31, 2006, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $28.7 million. Nevertheless, we believe that as a result of having undergone an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards and other tax attributes to offset future U.S. taxable income, and thereby reduce our tax liability, is severely limited. Moreover, transactions involving the sale or transfer of our stock, will significantly increase the likelihood that we will undergo an additional “ownership change” in the future, which would further limit the utilization of our net operating loss carryforwards and other tax attributes.

Currently, Israeli companies are generally subject to income tax at the corporate rate of 31%. The income tax rate will be gradually reduced to 29% by 2007, 27% for the 2008 tax year, 26% for the 2009 tax year and 25% for the 2010 tax year and thereafter. However, we have been granted “approved enterprise” status under the tax benefit track, as provided by the Israeli Law for the Encouragement of Capital Investments, 1959. The tax benefit track provides us with a tax exemption on undistributed earnings derived from assets included in the approved enterprise investment program for the first four years of the ten-year benefit period and a tax rate of 10% to 20% for the remaining three to six years of the benefit period or through 2009, whichever is earlier, depending on the level of non-Israeli investment in our Israeli subsidiary. The ten year benefit period starts with the first year in which we generate taxable income from the approved enterprise. In any event, the period is limited to the earlier of 12 years from the first year defined as the “operational year” under Israeli tax law or 14 years from the respective year our program received “approved enterprise” status, which is 2009. The availability of the Israeli tax benefits is subject to certain requirements, including making specified investments in property and equipment and financing a percentage of investments with share capital. If we do not meet these requirements in the future, the tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received, plus interest and penalties thereon. For the year ended December 30, 2006 we expect to receive for the first time tax benefits under the approved enterprise status.
Belgian companies are currently generally subject to income tax at the corporate rate of 33.99%. As of December 31, 2006, we had $16,860 million of net operating loss carryforwards for Belgian tax purposes that we expect to use upon generating taxable income. These net operating loss carryforwards have no expiration date.
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties,” or FIN 48. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” FAS 156, which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have an effect on our financial condition or results of operations.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures
We are subject to market risk from changes in interest rates associated with our short—term and long—term debt as well as those associated with our cash and cash equivalents and short— and long—term investments.
We use credit facilities and obtain loans in different currencies. As of December 31, 2006, our short- and long-term debt consisted of the following (amounts in U.S. Dollars):

	Amount at	Interest Rate at
	December 31,	December 31,
Term and Currency	2006	2006
	(amount in thousands)
Long term NIS credit— fixed interest rate	$592	7.32%
Long term NIS credit— variable interest rate	$592	7.2%
We use different financial facilities and deposits for our cash and cash equivalents, short- and long-term investments. As of December 31, 2006, our cash and cash equivalents and short- and long-term deposits consisted of the following (amounts in U.S. Dollars):

	Amount at	Interest Rate at
	December 31,	December 31,
Term and Currency	2006	2006
	(amounts in thousands)
Cash and cash equivalents U.S. $ deposits	$42,990	3.95%
Cash and cash equivalents Euro deposit	$1,767	3.34%
Cash and cash equivalents NIS deposits	$1,125	3.17%
Cash and cash equivalents GBP deposits	$7	0.00%
Short term U.S. $ deposits— Bonds	$26,100	5.29%
Short term U.S. $ deposits— auction rate securities	$8,830	5.34%
Long term U.S. $ deposits—	$2,308	5.32%
Long term NIS deposits—	$171	4.20%
Long term Euro deposits—	$48	1.85%
Overnight deposits and money market funds are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short term nature.
The proceeds from our IPO and the follow-on are being invested with the primary objectives of liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings.

Item 8.	Financial Statements and Supplementary Data

(ERNST & YOUNG LOGO)
Report of independent registered public accounting firm
To the stockholders of
Omrix Biopharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Omrix Biopharmaceuticals, Inc. (“the Company”) and its subsidiaries at December 31, 2005 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the accompanying financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s and its subsidiaries’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s and its subsidiaries’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2(p) to the consolidated financial statements, the company adopted the provision of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, effective January 1, 2006.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 8, 2007	A Member of Ernst & Young Global

Consolidated balance sheets

		December 31,
	Note	2005	2006
		(U.S. dollars in thousands)

ASSETS
Current assets
Cash and cash equivalents		$6,494	$45,892
Short term investment	3	—	34,930
Trade receivables, net of allowance for doubtful accounts of $22 and $15 at December 31, 2005 and 2006, respectively.		5,344	9,748
Prepaid expenses and other current assets	4	2,200	2,716
Inventory	5	6,793	17,419

Total current assets		20,831	110,705

Long-term receivables		404	2,751

Property, plant and equipment, net	6	4,352	7,692

Deferred charges and other assets	7	703	497

Total assets		$26,290	$121,645

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated balance sheets

	December 31,
	Note	2005	2006
		(U.S. dollars in thousands,
		except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Short-term credit from banks and current maturities of long-term loans	10	$5,079	$801
Accounts payable and accruals:
Trade		5,995	7,498
Other	9	6,279	7,481

Total current liabilities		17,353	15,780

Long-term liabilities:
Long-term loans, net of current maturities	10	3,878	394
Convertible promissory notes	8	2,148	—
Deferred revenues		7,526	8,472
Other long-term liabilities	11	948	915

Total long-term liabilities		14,500	9,781

Total liabilities		31,853	25,561

Commitments and contingent liabilities	12
STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock of $0.01 par value—	13
Authorized: 14,545,454 and 43,636,364 shares at December 31, 2005 and 2006, respectively; Issued: 10,885,996 and 16,576,159 shares at December 31, 2005 and 2006, respectively; Outstanding:
10,878,871and 16,583,284 shares at December 31, 2005 and 2006, respectively;		109	166
Preferred stock of $0.01 par value—
Authorized: 909,090 and 7,272,727 shares at December 31, 2005 and at December 31, 2006, respectively; Issued and outstanding: None at December 31, 2005 and at December 31, 2006;		—	—
Additional paid-in capital		87,314	167,546
Deferred stock-based compensation		(104)	—
Treasury stock, at cost (7,125 shares at December 31, 2005 and 2006)		(44)	(44)
Accumulated other comprehensive loss		(766)	(2,570)
Accumulated deficit		(92,072)	(69,014)

Total stockholders’ equity (deficiency)		(5,563)	96,084

Total liabilities and stockholders’ equity		$26,290	$121,645

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated statements of operations

		Year ended December 31,
	Note	2004	2005	2006
		(U.S. dollars in thousands,
		except share and per share data)
Revenues:
Product sales		$17,567	$22,478	$56,925
Development revenue and grants		2,381	5,021	6,840

Total revenues		19,948	27,499	63,765

Cost of revenues:
Product sales		15,421	17,378	24,405
Development revenue and grants		2,121	3,969	5,112

Total cost of revenues		17,542	21,347	29,517

Gross profit		2,406	6,152	34,248
Research and development, clinical and regulatory expenses, net		2,980	2,828	3,397
Selling, marketing, general and administrative expenses		4,790	5,514	9,902

Operating income (loss)		(5,364)	(2,190)	20,949
Financial income (expenses), net	15	(2,466)	(25,522)	1,319
Other income	16	1,226	—	790

Net income (loss)		$(6,604)	$(27,712)	23,058

Accrued dividend and induced conversion of Preferred Stock and warrants	13	(121)	6,491	—

Net income (loss) for common stockholders		$(6,725)	$(21,221)	$23,058

Net income (loss) per share—	17
Basic net income (loss) per share of common stock		$(1.93)	$(2.01)	$1.68

Diluted net income (loss) per share of common stock		$(1.93)	$(2.45)	$1.65

Weighted average number of shares of common stock outstanding during the year used to compute basic net income (loss) per share		3,469,451	10,562,885	13,689,768

Weighted average number of shares of common stock outstanding during the year used to compute diluted net income (loss) per share		3,469,451	10,578,620	14,011,558

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated statements of changes in stockholders’ deficiency

						Accumulated
	Common stock		Additional	Deferred		other		Total
	Number of	Share	paid-in	stock-based	Treasury	comprehensive	Accumulated	comprehensive
	shares	capital	capital	compensation	stock	income (loss)	deficit	Income (loss)	Total
			(U.S. dollars in thousands, except share and per share data)
Balance at January 1, 2004	3,469,451	35	28,623	—	(44)	(2,177)	(64,126)		(37,689)
Deferred stock-based compensation	—	—	30	(30)	—	—	—		—
Amortization of deferred stock- based compensation	—	—	—	5	—	—	—		5
Stock-based compensation to non- employees	—	—	8	—	—	—	—		8
Comprehensive loss:
Net loss	—	—	—	—	—	—	(6,604)	$(6,604)	(6,604)
Foreign currency translation Adjustments	—	—	—	—	—	(1,745)	—	(1,745)	(1,745)
Accrued dividend on Preferred stock	—	—	—	—	—	—	(121)	—	(121)

Total comprehensive loss								$(8,349)

Balance at December 31, 2004	3,469,451	35	28,661	(25)	(44)	(3,922)	(70,851)		(46,146)
Recapitalization Agreement:
Conversion of convertible notes	6,518,641	65	54,623	—	—	—	—		54,688
Conversion of Preferred stock	875,197	9	5,329	—	—	—	—		5,338
Conversion of warrants	8,006	—	(1,785)	—	—	—	—		(1,785)
Issuance of restricted shares of common stock	7,576	—	104	(104)	—	—	—
Amortization of deferred stock- based compensation	—	—	—	50	—	—	—		50
Deferred compensation related to employee stock option grants	—	—	25	(25)	—	—	—
Stock-based compensation to non- employees	—	—	282	—	—	—	—		282
Warrants that were issued in contemplation with long-term loan	—	—	75	—	—	—	—		75
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,712)	$(27,712)	(27,712)
Foreign currency translation Adjustments	—	—	—	—	—	3,156	—	3,156	3,156
Induced conversion of Preferred stock and warrants	—	—	—	—	—	—	6,491	—	6,491

Total comprehensive loss								$(24,556)

Balance at December 31, 2005	10,878,871	$109	$87,314	$(104)	$(44)	$(766)	$(92,072)		$(5,563)

The accompanying notes are an integral part of the consolidated financial statements.

						Accumulated
	Common stock		Additional	Deferred		other		Total
	Number of	Share	paid-in	stock-based	Treasury	comprehensive	Accumulated	comprehensive
	shares	capital	capital	compensation	stock	income (loss)	deficit	Income (loss)	Total
			(U.S. dollars in thousands, except share and per share data)
Exercise of Options and Warrants	214,924	2	782						784
Issuance of shares in IPO	3,953,125	40	34,085						34,125
Issuance of shares in Follow-on offering	1,500,000	15	44,318						44,333
Stock-based payment to employees	36,364	*	510	104					614
Stock-based payment to non-employees			537						537
Comprehensive loss:
Net Income							23,058	23,058	23,058
Foreign currency translation adjustments						(1,804)		(1,804)	(1,804)
Total comprehensive income								$21,608

Balance at December 31, 2006	16,583,284	166	167,546	—	$(44)	(2,570)	(69,014)		96,084

* Represents an amount less than $1.
The accompanying notes are an integral part of the consolidated financial statements.

Consolidated statements of cash flows

	Year ended December 31,
	2004	2005	2006
	(U.S. dollars in thousands)
Cash flows from operating activities:

Net income (loss)	$(6,604)	$(27,712)	$23,058
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	659	762	910
Amortization of intangible assets	—	29	59
Amortization of deferred charges	96	148	148
Gain from sale of property, plant and equipment	(11)	—	(5)
Increase (decrease) in accrued severance pay, net	56	(52)	36
Accrued interest and exchange rates differences, net	35	70	104
Non cash stock-based payment	13	332	1,151
Non cash other income	—	—	(790)
Inventory write-offs	177	100	95
Unrealized foreign exchange differences, net	(1,694)	3,007	(1,545)
Interest and amortization of discount on convertible notes	2,649	296	(181)
Financing charges related to inducement and extinguishment of convertible notes and warrants	—	20,932	—
Decrease (increase) in trade receivables, net	(738)	171	(4,384)
Decrease (increase) in prepaid expenses and other current assets	(228)	542	(1,253)
Decrease (increase) in inventory	1,495	(53)	(9,868)
Increase (decrease) in accounts payable and accruals:
Trade	(2,035)	(2,086)	373
Other	2,082	(176)	1,382
Deferred revenues	6,429	277	1,130

Net cash provided by (used in) operating activities	2,381	(3,413)	10,420

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,661)	(973)	(4,039)
Proceeds from sale of property, plant and equipment	11	3	13
Investment in available for sale securities	—	—	(29,100)
Redemption of available for sale securities			3,000
Investment in short term deposits	—	—	(17,950)
Redemption of short term deposits			9,120
Investment in long term deposits and available for sale security	(3)	279	(2,291)
Investment in intangible assets	—	(585)	—

Net cash used in investing activities	(2,653)	(1,276)	(41,247)

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated statements of cash flows

	Year ended December 31,
	2004	2005	2006
	(U.S. dollars in thousands)
Cash flows from financing activities:
Short-term credit from banks, net	1,446	129	(2,243)
Debt issuance costs	—	(161)
Proceeds from Initial Public Offering (IPO)			36,764
Proceeds from follow-on offering			45,120
Costs relating to IPO and the Follow-on	—	(493)	(2,147)
Proceeds from long-term loans	464	7,100
Repayment of long-term loans	(309)	(1,024)	(5,643)
Issuance of convertible preferred stock, net	4,892	—	—
Repayment of convertible promissory notes	(2,500)	—	(1,967)
Proceeds from exercise of options and warrants	—	75	784

Net cash provided by financing activities	3,993	5,626	70,668

Translation differences from cash balances of subsidiary	(45)	68	(443)

Increase in cash and cash equivalents	3,676	1,005	39,398
Balance of cash and cash equivalents at beginning of period	1,813	5,489	6,494

Balance of cash and cash equivalents at end of period	$5,489	$6,494	$45,892

(1) In connection with the Recapitalization Agreement, the Company recorded the following:
Issuance of common stock		$74
Conversion of convertible promissory notes		(9,501)
Conversion of convertible notes		(24,407)
Conversion of preferred stock		(5,313)
Conversion of warrants		1,785
Common stock issuance costs		127
Additional paid-in capital		58,167

Financing charges related to inducement and extinguishment of convertible notes		$20,932

(2) Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,251	$428	$2,337

(3) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$—	$—	$218

Non-cash investments in costs relating to IPO and Follow-on deferred charges	$—	$605	$788

The accompanying notes are an integral part of the consolidated financial statements.

Notes to consolidated financial statements
U.S. dollars in thousands except share and per share data
NOTE 1: GENERAL
a. The Company:
Omrix Biopharmaceuticals, Inc. (“the Company” or “Omrix”) is a biopharmaceutical company that develops and markets innovative biological products for the biosurgical and passive immunotherapy markets. The Company’s research and development and manufacturing activities are performed mainly by its Israeli subsidiary, Omrix Biopharmaceuticals Ltd. (“Omrix Ltd.”) and its European activities are performed mainly by its European subsidiary, Omrix Biopharmaceuticals S.A. (“Omrix S.A.”). The Company has one inactive subsidiary in Israel, Biopex Ltd.
The Company’s currently marketed biosurgical products are fibrin sealants distributed in the U.S. under the trade name “Evicel” and in Europe and other territories under the trade name “Quixil.” The Company’s marketed immunotherapy products are marketed mainly in Israel and are used for the treatment of immune deficiencies and infectious diseases.
The Company’s fibrin sealant was approved by the United States Food and Drug Administration (“FDA”) in 2003 and in Europe by different countries, regulatory agencies and the European Medicines Agency (“EMEA”) at different times, beginning in 1999 through 2003, and it is marketed by Ethicon, Inc. (“Ethicon”), a Johnson and Johnson company, mainly in the U.S. and Europe, and directly by the Company or local distributors in other territories.
In June 2006, the Company was granted marketing clearance from the FDA for Evicel, for hemostasis during liver surgery. Evicel differs from Crosseal, in that Evicel does not contain a stabilizer, and therefore, unlike Crosseal, it is not contraindicated for neurosurgery.
The Company’s products are manufactured in a plant which is leased from Magen David Adom, an Israeli not-for-profit organization (“MDA”) (see Note 12d).
During 2006, the Company consummated an initial public offering (the “IPO”) of its common stock and a follow-on offering, refer to
Note 13(5) and 13(6)
b. Agreements with Ethicon:
In September 2003, the Company entered into a distribution and supply agreement (the “Distribution and Supply Agreement”) with Ethicon for a period of 10 years.
The Distribution and Supply Agreement stipulates, inter alia, that Ethicon is entitled to exclusive distribution rights for certain biosurgical products in the majority of the European countries. Sales price to Ethicon is determined as a percentage of the sale price to end-customers, subject to certain adjustments.
In addition to product sales, the Company is entitled to certain upfront and milestone payments.
Concurrently with the Distribution and Supply Agreement, the Company and Ethicon entered into a collaborative development agreement (the “Development Agreement”) for the development of new biosurgical products. Under the terms of the Development Agreement, Ethicon agreed to finance development plans for new biosurgical products. In addition, the Company is entitled to receive certain payments based on the achievement of defined regulatory milestones.

In July 2004, the Company and Ethicon amended the Distribution and Supply Agreement and the Development Agreement (the “Ethicon 2004 Amendments”). Under the Ethicon 2004 Amendments, the Company and Ethicon agreed to add the U.S. and Canada as exclusive distribution territories. In addition, the dates of certain future milestones under the Development Agreement were changed and additional milestones were set.
In accordance with the terms of the Distribution and Supply Agreement, the Development Agreement and the Ethicon 2004 Amendments, the Company has received $12,250 through December 31, 2006 in upfront and milestone payments. Income in respect of this consideration is recognized over the remaining term of the agreement (see Note 2i). At December 31, 2006, the balance of deferred revenue with respect to the Company’s agreements with Ethicon amounted to $9,371.
c. As for major customers, see Note 18.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
a. Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
b. Financial statements in U.S. dollars:
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
Omrix S.A.’s functional currency has been determined to be its local currency. Accordingly, assets and liabilities are translated at year-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive loss, “foreign currency translation adjustments” in the consolidated statements of changes in stockholders’ equity.
c. Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
d. Cash equivalents:
Cash equivalents are short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less when purchased.
e. Investments in marketable securities:
The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.
Management determines the appropriate classification of its investments in auction-rate securities and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.
The interest rate of auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date. Although the maturity dates of such securities are beyond one year from the date of purchase, the Company has classified its investments in auction rate securities as available for sale securities. At December 31, 2006, the fair market value of auction rate securities was equal to that of their original cost.

Corporate bonds that are designated as available for sale securities are included under long-term receivables, on the balance sheet in a total amount of $1,000. Refer to Note 12(h).
At December 31, 2006, all marketable securities were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses, when applicable, reported in accumulated other comprehensive income (loss), a separate component of stockholders’ equity, net of taxes. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated Statement of operations. As of December 31, 2006, other comprehensive income was immaterial.
f. Inventory:
Inventory is stated at the lower of cost or market value. Cost is determined as follows:
Raw materials and products in progress—on the basis of specific costs.
Finished products—on the basis of production costs including materials, labor and direct and indirect manufacturing expenses.
Inventory write-offs are provided to cover risks arising from products with short-term expiration dates in inventory and when market prices are lower than cost.
g. Property, plant and equipment:
1. Property, plant and equipment are stated at cost, net of accumulated depreciation.
2. Payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction and validation period of property, plant and equipment are capitalized to the cost of such assets.
3. Interest costs are capitalized in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”).
4. Depreciation is calculated by using the straight-line method over the estimated useful lives of assets.
Annual rates of depreciation are as follows:

%
Machinery and equipment	10-33
Office furniture and equipment	7-20
Computers and software	33
Vehicles	15
Leasehold improvements and other equipment related to certain project are depreciated over the shortest term of the estimated useful life or the lease or the project term. Payments on account of the new plant facility were not subject to depreciation.

h. Impairment of long-lived assets:
The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2006, no impairment losses were identified.
i. Convertible securities:
Convertible notes are accounted for in accordance with the provisions of EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”) and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Under these pronouncements, the Company, where applicable, recorded a beneficial conversion feature that is being amortized as additional discount on debt and recorded in financial expense. The Company has also considered EITF No. 05-2, “The Meaning of Conventional Convertible Debt Instrument” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The implementation of EITF 05-2 and EITF 00-19 were determined not to have any material effect; accordingly, no embedded derivative instruments have been classified as liabilities.
j. Revenue recognition:
The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) and EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”.
Revenue from Product Sales
Revenues from product sales that require no continuing performance on the Company’s part are recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, no further obligation exists and collectibility is probable. The Company does not grant right of return to its customers.
When the selling price is based on actual selling price of the distributor to its customers, the Company recognizes revenues for products shipped during the period based on the reported selling price by the distributor through the reporting period that are available for the Company on a timely basis. Adjustments are made in the following quarter reflecting the difference between the current information provided through the reporting period and actual reported selling prices. To date, adjustments have not been significant.
Collaborative Arrangements Revenue
The Company’s collaborative revenue is generated primarily through collaborative research, development and commercialization agreements with collaborators for the discovery, development and commercialization of new products, as well as for manufacturing services. The terms of the agreements typically include payment to Omrix of non-refundable up-front fees, guaranteed time based payments, funding of research and development efforts, payments based upon achievement of certain milestones and payments based on product sales.
Milestones based on designated achievement points that are considered at-risk and substantive at the inception of the collaborative agreements are recognized as earned, when the earnings process is complete and the corresponding payment is reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required.

The Company recognizes revenue from non-refundable, up-front payments, guaranteed time based payments, and milestone payments, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Research funding received is recognized as earned, ratably over the period of performance.
Under EITF 00-21, in multiple-element arrangements, up-front payments, guaranteed time based payments, and milestones payments are recognized together as a single unit of accounting because currently there is no objective and reliable evidence of fair value of the undelivered elements in the arrangement. Such payments received during the course of collaboration are recorded when earned, but revenues are deferred and recognized ratably over the remaining period of performance, which is the accounting treatment under the Company’s collaborative agreements that include milestone payments.
Development revenue
Development revenue includes:
1. Reimbursement of costs by collaborators — Revenue is being recognized when service or costs have been incurred subject to EITF 99-19 provisions, amounts are determinable, and collectibility is probable.
2. Products sold and used under research and development collaboration agreements — Revenues from such product sales are recognized when persuasive evidence of an agreement exists, delivery has occurred, price is fixed or determinable, no further obligation exists and collectibility is probable.
Grants
Revenue related to U.S. National Institute of Health grants are related to the reimbursement of qualifying research and development expenses. Revenue is recognized as related research and development expenses are incurred. Grant payments received, but not yet earned, are recorded as deferred revenue.
Deferred revenue
Deferred revenues are recognized for payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are included in other accounts payable and accruals.
k. Research and development, clinical and regulatory expenses:
Costs consist primarily of salary and related costs for personnel, as well as costs related to materials, supplies and equipment depreciation. All research and development costs are expensed as incurred. Expenses are presented net of grants from the Government of Israel.
Non-royalty-bearing grants from the government of Israel for funding for approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred. During the years ended December 31, 2004, 2005 and 2006, the Company recognized $77, $0 and $0, respectively, for grants from the government of Israel.
l. Fair value of financial instruments:
The carrying amounts of cash and cash equivalents, trade receivables, other accounts receivable, short- and long-term credit from banks and others, trade payables, other accounts payable and accruals and convertible promissory notes approximate their fair value.
The fair value of long-term loans (including the Convertible Notes and the Convertible Promissory Notes) is estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term loans approximates their fair value.

m. Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.
For the years prior to January 1, 2006, results for tax purposes for Omrix Ltd. were measured and reflected in real terms in accordance with the change in the Israeli Consumer Price Index (“CPI”). As explained in b. above, the consolidated financial statements are presented in U.S. dollars. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the differences resulting from changes in exchange rates and indexing for tax purposes.
n. Severance pay:
Omrix Ltd.’s liability for severance pay is calculated pursuant to Israel’s Severance Pay Law, based on the most recent salary of the employee multiplied by the number of years of employment, at the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its Israeli employees is covered by monthly deposits for insurance policies and/or pension funds and by accruals. The value of these policies and/or funds is recorded as an asset in the Company’s balance sheet. The deposited funds include profits accumulated to the balance sheet date. The deposited amounts may be withdrawn only upon the fulfillment of the obligations pursuant to Israel’s Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes profits.
Severance expense for the years ended December 31, 2004, 2005 and 2006, amounted to $247, $287 and $322, respectively.
o. Net Income (loss) per share:
The Company applies the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, Earnings per Share (“EITF No. 03-6”). EITF No. 03-6 requires the income per share for each class of stock to be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights.
In compliance with EITF No. 03-6, the shares of preferred stock do not participate in losses, and therefore are not included in the computation of net loss per share.
Basic net loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock outstanding during the period, plus dilutive potential. Common stock is considered outstanding during the period in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.”
For the years ended December 31, 2005 and 2006, 0 and 57,546 outstanding stock options, respectively, have been excluded from the calculation of the diluted net income (loss) per share since their effect was anti-dilutive, except for preferred stock that were included in diluted income (loss) per share calculations using the if converted method for the year ended December 31, 2005 (see Note 17).

p. Stock-based compensation:
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
SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure” (“SFAS No. 148”) amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods to voluntary transition to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect for the method used on reported results.
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
For pro forma disclosures purposes that were provided in previous periods under the provisions of SFAS No. 123, the Company estimated the fair value of each option granted through December 31, 2005, on the date of its grant using the minimum value method.
2. The Company applies EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. EITF 96-18 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.
3. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Prior to the adoption of SFAS 123(R), this accounting treatment was optional and pro forma disclosures were required.
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
q. Accumulated other comprehensive income (loss):
Comprehensive income (loss), presented in stockholders’ equity (deficiency), includes foreign currency translation adjustments.
r. Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables.
Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of marketable securities. Marketable securities consist mainly of auction rate securities. The Company follows it’s investment policy that was designated to reduce credit risk concentrations.
The Company’s trade receivables are generally derived from sales and services rendered to large and well established organizations located primarily in the United States, Israel and Europe. The Company does not expect any credit losses in excess of the allowance for doubtful accounts included in the financial statements. Allowance for doubtful accounts is determined for specific debts doubtful of collection and amounted to $22 and $15 at December 31, 2005 and 2006, respectively.
s. Recently issued accounting pronouncements in the United States:
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
FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The company currently assessing the effect of the adoption of the provisions of FIN 48 on its financial position and results of operations.
2. In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

3. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.
s. Reclassification:
Certain comparative data in these financial statements have been reclassified to conform with current year’s presentation.
NOTE 3: SHORT-TERM INVESTMENTS
     Short-term investments at December 31, 2006 are comprised as follow:

	December 31, 2005	December 31, 2006
Auction rate securities	$—	$8,830
Short-term deposits	—	26,100
	$—	$34,930

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2005	2006
Restricted cash(1)	$250	$250
Government and regulatory authorities	487	653
Interest receivable		263
Advances to suppliers	36	123
Deferred IPO charges	1,097
Prepaid expenses and other(2)	330	1,427

	$2,200	$2,716

(1)	Restricted cash related to a bank guarantee issued by a bank to suppliers. See Note 12(e).

(2)	Include $1,000 upfront refundable payment to supplier, see also note 12(k).
NOTE 5: INVENTORY

	December 31,
	2005	2006
Raw materials	$2,691	$9,996
Products in progress	394	849
Finished products(1)	3,708	6,574

	$6,793	$17,419

(1)	At December 31, 2005 and 2006, includes inventory at a customer site, for which revenue was not yet recognized, in a total amount of $1,421 and $392, respectively.
For the years ended December 31, 2004, 2005 and 2006, the Company wrote-off approximately $177, $100 and $95, respectively, to reflect products with short term expiration dates and product market prices that are lower than cost. These write-offs were included in the cost of revenues.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2005	2006
Cost:
Machinery and equipment	$6,228	$7,012
Office furniture and equipment	417	647
Computers and software	779	756
Vehicles	151	95
Leasehold improvements	223	351

	7,798	8,861

Accumulated depreciation:
Machinery and equipment	3,254	3,970
Office furniture and equipment	317	525
Computers and software	600	472
Vehicles	137	66
Leasehold improvements	172	235

	4,480	5,268

Payments on account of property, plant and equipment(1)	1,034	4,099

Depreciated cost	$4,352	$7,692

(1)	The Company intends to expand its production capacity by building a new production facility in Israel. At December 31, 2005 and 2006, balances in a total amount of $1,034 and $4,099, respectively, mainly related to payments to a subcontractor of the new plant facility, were not subject to depreciation.
Depreciation expenses for the years ended December 31, 2004, 2005 and 2006 were $659, $762 and $910 respectively.
As for charges and pledges, refer to Note 12.
NOTE 7: DEFERRED CHARGES AND OTHER ASSETS
a. Intangible assets:
On June 26, 2005, the Company acquired from a former supplier a perpetual and exclusive license to use all intellectual property rights related to a certain component of the application device used for the Company’s biosurgical products. The total consideration, which amounted to $585, will be amortized over the estimated useful life of this intangible asset, which management estimates to be 10 years.
Amortization expenses for the year ended December 31, 2006 were $59 and are included in cost of product sales.
b. Deferred charges:
Costs related to the issuance of loans and convertible debts are amortized over the term of the notes as interest expense. Deferred charges amounted to $148 and $0 at December 31, 2005 and 2006, respectively. See also to Note 8(b) and to Note 10(d).
NOTE 8: CONVERTIBLE PROMISSORY NOTES
a. Composed as follows:

	December 31,
	2005	2006
Principal	$1,967	$
Accrued interest	181

	$2,148		$—

b. In August 2002, the Company issued two series of 10% secured convertible promissory notes (the “Convertible Promissory Notes”) in the amount of $11,132 of which $5,600 amended convertible promissory notes that were issued in 2001. The Convertible Promissory Notes were due in August 2004. In addition to interest payments, certain Convertible Promissory Notes entitled the holders to a payment of $1.5 million upon maturity. This additional payment is recorded as additional interest and recognized over the term of the notes. The Convertible Promissory Notes could only be converted into common stock upon the closing of the Company’s “next equity financing”, as defined in the Convertible Promissory Notes, at 80% of the purchase price then paid by investors. In addition, the Convertible Promissory Notes carried certain yield preferences upon a “change of control,” as defined in the Convertible Promissory Notes. On August 30, 2004, the Company repaid part of the Convertible Promissory Notes in a principal amount plus accrued interest of $3,657. The maturity date for the balance of the principal of the remaining Convertible Promissory Notes, in the amount of $8,632, was deferred to January 29, 2005. No beneficial conversion feature was recorded in connection with the Convertible Promissory Notes.
Issuance costs relating to the Convertible Promissory Notes, in the amount of $180, were recorded as deferred charges and were amortized to interest expense over the life of the notes, using the interest method.
In January 2005, certain Convertible Promissory Notes, representing a principal amount of $7,149, were converted as part of the Recapitalization Agreement in consideration for 1,990,309 shares of common stock (see Note 13b). Note holders that did not participate in the Recapitalization Agreement, holding a principal amount of $1,483, entered into a new Convertible Promissory Note agreement which matures on December 31, 2007 and that carries interest at an annual rate of 10%. These new Convertible Promissory Notes are not readily convertible and may only be converted upon the closing of the Company’s “next equity financing” as defined in the Convertible Promissory Notes agreements, into shares issued in the next equity financing at the lower of 80% of the purchase price then paid by the investors and $6.19 per share. No beneficial conversion feature was recorded in connection with these new Convertible Promissory Notes.
Following the Company’s IPO, the holders of the Convertible Promissory Notes exercised their right for notes redemption. The redemption included a premium payment that was contingent upon the IPO, in the amount of $1,591, bringing the redemption to a total of $3,806.
NOTE 9: ACCOUNTS PAYABLE AND ACCRUALS— OTHER

	December 31,
	2005	2006
Deferred revenues	$3,913	$4,096
Payroll and related expenses	997	2,049
Government authorities	463	355
Accrued expenses and other	906	981

	$6,279	$7,481

NOTE 10: SHORT-TERM CREDIT FROM BANKS AND LONG-TERM LOANS
a. Long-term loans:

	Annual
	interest rate at
	December 31,	December 31,
	2006	2005	2006
Bank loans(1)	7.2-7.32%	$2,011	$1,195
Hercules loans(2)		4,703	—
Less— current maturities		(2,836)	(801)

		$3,878	$394

(1)	Loans are denominated in NIS.

(2)	See d below.

b. Liabilities mature as follows:

December 31,
2007 (current maturity)	$801
2008	394

$1,195

c. Short-term bank credit and loans:

	December 31,
	2005	2006
Short-term credit from bank	$2,243	$—
Short-term loan	—	—
Current maturities of long-term loans	2,836	801

	$5,079	$801

Total credit facility available at December 31, 2006 amounted to $3,602. According to the credit line terms, borrowing interest rate will be determined at the date of withdrawal from the facility.
d. On March 31, 2005, the Company entered into a loan agreement with Hercules Technology Growth Capital (the “Hercules Loan”) to borrow up to $5,000 by October 1, 2005. This loan bears interest at a rate of 11.45% per annum. At September 30, 2005, the Company used the entire facility, which was due by March 2008.
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
The Hercules Loan was followed by the issuance of a warrant to Hercules Technology growth capital for the purchase of up to 54,372 shares of common stock at a price of $11.50 per share. This warrant expires on the earlier of March 31, 2012 or three years after the consummation of an IPO. On the commitment date, the Company allocated the proceeds between the Hercules Loan and the warrant as required by APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”) (see also Note 13f). As a result, the Company recorded a debt discount arising from the fair value allocation to the warrant in the total amount of $75, which is amortized as interest expense over the term of the loan using the interest method.
Issuance costs allocated to the Hercules Loan, in the amount of $162, were recorded as deferred charges and are amortized to interest expense over the life of the loan.
On May 31, 2006, the Hercules Loan was repaid together with a 1.25% premium, over the remaining principal amount, in the amount of $49 which was recorded as financial expense as all remaining debt discount and issuance costs.
NOTE 11: OTHER LONG-TERM LIABILITIES

	December 31,
	2005	2006
MDA (see Note 12d)	750	650
Accrued severance pay	198	265

Total	$948	$915

NOTE 12: COMMITMENTS AND CONTINGENT LIABILITIES
a. The Company leases premises under long-term operating lease agreements mainly in Israel (see also d and g. below).
Future minimum non-cancelable operating lease payments under those leases, at December 31, 2006, for the next five years, are as follows:

2007	$1,766
2008	$1,871
2009	$1,713
2010	$1,727
2011 and thereafter	$2,519
b. Under vehicle lease agreements, the Company is committed to pay monthly lease payments. The projected lease payments for the next three years and thereafter, are as follows:

2007	$286
2008	$200
2009	$51
2010 and thereafter	$2
c. In 1996, the Company entered into an agreement with the New York Blood Center, Inc. (“NYBC”). This agreement was amended in February 2002, to license, on a non-exclusive basis, certain virus inactivation technology of NYBC for use in its manufacturing process. Under the terms of the agreement, as amended, which is for a period ending at the expiration of the last applicable patent, (2009), NYBC is entitled to royalties of up to 5.25% on the net sales of all products manufactured using the licensed technology in locations where the relevant patents are protected. During the years ended December 31, 2004, 2005 and 2006, the Company recorded $118, $366 and $519, respectively, as an expense in cost of product sales as a result of this agreement.
d. In April 1997, the Company entered into a lease and operation agreement with MDA, which was replaced in July 2000 by a new lease and operation agreement (the “Lease Agreement”). The Lease Agreement was subsequently amended on December 16, 2004 (the “Amended Lease Agreement”).
Under the Lease Agreement and the Amended Lease Agreement, the Company leases its manufacturing facility and certain machinery and equipment from MDA. In addition, the Company has the right of first refusal to purchase plasma from MDA.
The Amended Lease Agreement
The Amended Lease Agreement with MDA terminates on December 31, 2010. After December 31, 2007, the Company has the right to terminate this agreement by giving 12 months advance written notice to MDA. If the Company exercises this early termination right, the Company will be required to pay MDA an amount equal to $500 per year, or such pro rata amount for a part of a year, from the date of termination until December 31, 2010.

Under the terms of the Amended Lease Agreement, the Company leases its manufacturing facility and certain machinery and equipment from MDA in return for a rent and lease fee in the amount of $700 plus a certain percent of the sales of products to third parties in each fiscal year. Such fee shall not be less than $1,100 and not more than $2,000 per year.
Investments in the manufacturing facility
Under the Lease Agreement, certain investment in the facility resulting from new laws, regulations, directives, requirements or instructions by legal authorities, and that may be necessary to preserve appropriate licenses to market products (“Compulsory Investments”), are to be borne entirely or partially by MDA.
Under the agreement, the Company has agreed to finance all of the required Compulsory Investments, including MDA’s share, which the Company is entitled to offset against the rent and lease fee. Because the Compulsory Investments will be transferred to MDA at the termination of the lease agreement, the Company recorded its investments in Compulsory Investments as prepaid rental fees in its financial statements and recorded the reimbursements as lease incentives, both of which are amortized over the term of the lease.
Guarantee
Under the terms of the Lease Agreement, the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments due to MDA. Such guarantee is to be maintained for a period of six months after the Company vacates the manufacturing facility. In addition, the Company has provided MDA with a security interest on inventory of uncompleted products and raw materials.
e. As security for its liabilities to banks, the Company recorded fixed charges (where a specific asset is assigned as collateral security for a debt) on property and equipment of Omrix Ltd. and floating charges (where a specific asset is only attached to a charge when it crystallizes) on various assets of Omrix Ltd.
f. On November 15, 2002, the Company entered into a lease agreement with Fiporix Belgium, SA. Under the Lease Agreement, the Company provided the lessor with a guarantee equivalent to six moths rent. As of December 31, 2006 the guarantee amounted to $34.
g. On May 15, 2006, the Company entered into a operating lease agreement with Nichsei Har Hozvim Ltd. for the lease of premises for a new production plant in Jerusalem. This lease agreement is for a period of ten years with three options to renew by the Company, of three years each. The average monthly lease payment is approximately $32 and is being charged to the statement of operations. In addition, the Company made a deposit in favor of Nichsei Har Hozvim of $102 which was classified as long-term receivables.
h. On September 19, 2006, the Company entered into a five-year lease agreement for office space in New York with RCPI Landmark Properties, commencing January 1, 2007. The monthly payment under this lease is approximately $17. A letter of credit in the amount of $165 was issued by a bank to RCPI Landmark Properties, against which the bank pledged a long term deposit in the amount of $225.
i. On August 10, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with FFF Enterprises, Inc. (“FFF”) in connection with two agreements between FFF and the Company, the Supply and Distribution Agreement: Investigational Phase (the “Investigational Agreement “) and the Supply and Distribution Agreement: Commercial Phase (the “Commercial Agreement”), each dated as of December 21, 2005. These agreements relate to the approval and distribution in the United States of Omrigam NF, an intravenous immunoglobulin manufactured by the Company, for primary immune deficiency. On the same date, the Company entered into a related Plasma Supply Agreement (the “DCI Agreement”) with DCI Management Group LLC (“DCI”) to supply plasma to the Company. The Company did not have any material obligation under these agreements until the Letter Agreement amended the terms of the Investigational Agreement.

The DCI Agreement is a five-year supply agreement under which the Company is required to purchase plasma meeting certain specifications for the manufacture of Omrigam NF under the Investigational Agreement and Commercial Agreement. Under the DCI Agreement, DCI agreed to supply and the Company agreed to purchase an annual minimum amount of plasma, which amount is adjusted annually within a specified range, at agreed upon prices. The Company may terminate this agreement if for regulatory reasons the Company is prevented from manufacturing or distributing Omrigam NF in the United States.
j. On August 4, 2006, the Company entered into a construction agreement with S&A Design and Construction Ltd., an Israeli engineering company, to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacturing of biosurgical products. Under the terms of the agreement, the engineering company will complete the design and construction of the plant for a total consideration of $15,900, subject to increases as described in the agreement. As of December 31, 2006, the Company paid $4,019 under this agreement. In the event the agreement is terminated at the Company’s will, the Company will be obligated to pay a fee in the amount of $2.5 million.
k. On October 8, 2006, Omrix Ltd. entered into a supply agreement (the “Supply Agreement”) with Talecris Biotherapeutics, Inc. (“Talecris”). Under the terms of the Supply Agreement, Talecris shall supply and Omrix Ltd. shall purchase certain minimum quantities of cryoprecipitate derived from plasma fractionated at Precision Pharma Services, Inc.’s facility. In accordance with the terms of the Supply Agreement, Omrix Ltd. has a right of first refusal to purchase additional cryoprecipitate. In consideration of the right of first refusal, Omrix Ltd. paid Talecris $1,000 upon signing the Supply Agreement and is obligated to make three subsequent payments of $100 for maintaining the right of first refusal if certain regulatory approvals will be obtained. In addition, if Omrix Ltd. exercises its option to renew the Supply Agreement upon its termination, it will also be obligated to make two additional payments of $100. As of December 31, 2006, the Company recorded the $1,000 payment as a short-term prepaid expense since according to the Supply Agreement this amount is refundable until certain regulatory approvals will be received.
NOTE 13: STOCKHOLDERS’ EQUITY
a. Share capital:
1. The Company’s stockholders approved on March 20, 2006 a 0.36-for-1 reverse split of the Company’s shares of common stock. The reverse stock split became effective on April 6, 2006. All shares of common stock, options, warrants and per share data included in these financial statements for all periods presented as well as the exchange ratios for the preferred stock and convertible loan from stockholders have been retroactively adjusted to reflect this 0.36-for-1 reverse split.
2. The holders of common stock are entitled to one vote for each share held. Subject to the rights and preferences of the holders of any series of preferred stock which may at the time be outstanding, holders of common stock are entitled to dividends which the Company’s board of directors may declare from time to time out of legally available funds. Dividends on the common stock are not cumulative.
In the event of any liquidation, dissolution or winding-up of the Company’s affairs, after payment of all of the Company’s debts and liabilities, and subject to the rights and preferences of any series of preferred stock, the common stockholders will be entitled to receive their pro rata distribution of any remaining assets.

3. The Company’s preferred stock was converted to common stock in connection with the Recapitalization Agreement (see Note 13b.).
4. In October 2002, 7,125 shares of common stock were repurchased by the Company for the amount of $44.
5. On April 26, 2006, the Company consummated an IPO in which the Company sold 3,437,500 shares of its common stock, $0.01 par value per share, at a price of $10 per share. In May 2006, the IPO underwriters exercised their option for an additional 515,625 shares of common stock. Net proceeds to the Company from the IPO, including the sale of additional shares to the underwriters, net of commission and expenses, were $34,124.
The consummation of the IPO triggered the acceleration of stock options vesting and share grants to certain employees resulting in $851 of compensation expenses recorded in the year ended December 31, 2006.
6. On December 20, 2006, the Company consummated a follow-on offering of its common stock in which the Company sold 1,500,000 shares of common stock at $32 per share. Net proceeds to the Company amounted to $44,333.
b. Recapitalization agreement:
On January 13, 2005, the Company, its stockholders, all Convertible Note holders and certain Convertible Promissory Note holders entered into an agreement for the conversion of securities of the Company into common stock (the “Recapitalization Agreement”) and certain other agreements regarding stockholders’ rights.
Pursuant to the Recapitalization Agreement, the Company exchanged all of the Convertible Notes, part of the Convertible Promissory Notes and certain warrants that were issued in connection with the Convertible Notes, into shares of common stock. In addition, the Company induced the conversion of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into shares of common stock. The number of shares of common stock issued to each instrument holder was determined in the Recapitalization Agreement.
The financial statements for the year ended December 31, 2005 include financing charges in the amount of $20,932 related to the induced conversion of the Convertible Notes, as required under SFAS 84 — “Induced Conversion”, and the extinguishment of the participating Convertible Promissory Notes that were not readily convertible on the recapitalization date, as required by APB Opinion No. 26 — “Early Extinguishments of Debt.”
In addition, the financial statements for the year ended December 31, 2005 include an amount of $6,491 attributed to the excess carrying amount of preferred stock and warrants over the value of common stock received by their holders upon conversion of preferred stock and warrants pursuant to the Recapitalization Agreement as required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” and EITF D-53, “Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock.”

Expenses incurred with respect to the Recapitalization Agreement in the amount of $635 were allocated between the different components of the transaction. $509 were recorded as financial expenses in the consolidated statement of operations for the year ended December 31, 2005.
c. In connection with the Convertible Notes issuance in 1998 and 1999 (see Note 10), the Company issued several classes of warrants:
1. All Convertible Note holders received warrants for the purchase of 242,707 shares of common stock of the Company. Each warrant entitled the holder to purchase one share of common stock of the Company at a price of $15.26 per share (subject to certain adjustments) until the expiration date of such warrant. All of these warrants were eliminated in the Recapitalization Agreement (see also b. above).
2. Warrants for 185,163 shares of common stock for investment and advisory services rendered in connection with the 1998 and 1999 financing (“the Advisory Warrants”). Of these warrants, 163,422 warrants have terms identical to the warrants described in 1 above. Warrants for 21,741 shares of common stock had identical terms, except for an exercise price of $16.97 per share (subject to certain adjustments).
The fair value of the warrants was estimated to be $1,765 using the Black-Scholes option-pricing model at the measurement date.
d. On July 15, 2004, the Company raised $5,000 ($4,892, net of issuance costs) in a private placement in which 147,940 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase 36,364 shares of common stock, par value $0.01 per share, were issued. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $33.80 per share (subject to certain adjustments). The exercise price of these warrants was amended to $11.50 per share as part of the recapitalization. According to the terms of the warrants, if the Company declares a dividend, it shall set aside such dividend for payment to the warrant holder upon exercise of the warrant had the warrant been fully exercised immediately prior to the date on which the divided was declared. All of the shares of Series B Convertible Preferred Stock were converted under the Recapitalization Agreement.
The fair value of the above warrants was estimated to be insignificant by using the Black-Scholes option-pricing model.
e. In connection with the Hercules Loan agreement (see also Note 10c), the Company issued warrants for up to 54,372 shares of common stock at an exercise price of $11.50 per share. This warrant terminates on the earlier of March 31, 2012, or three years after the consummation of an IPO. On the commitment date, the Company allocated the proceeds between the Hercules Loan agreement and the warrants as required by APB 14.
The fair value of the warrants of $75 was estimated by using the Black-Scholes option-pricing model at the measurement date, using the following measurements: expected volatility of 37%; risk-free interest rates of 4.4%; and expected lives of 5.5 years.
f. Stock option plans and stock options:
Options granted under the Company’s stock option plans are exercisable within ten years from the date of grant. The exercise price of the options may not be less than the fair market value of the shares for which the options are exercisable at the date of grant, and options generally vest over a four year period of employment.
1. Under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”) and the 2005 Equity Incentive Plan for Israeli Employees (the “2005 Plan”), which is a sub-plan of the 2004 Plan, the Company may issue up to 1,191,140 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiary. At December 31, 2006, 364,546 options of common stock were outstanding under the 2004 Plan and the 2005 Plan.

2. In January 2005, the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), for the issuance of up to 327,273 shares of common stock to officers, key employees, non-employee directors and consultants, was terminated. Options granted and not forfeited under the 1998 Plan prior to termination survived termination. As of December 31, 2006, 128,273 options were outstanding under this plan.
3. In addition to options under the 2004 Plan, the 2005 Plan and the 1998 Plan, the Company issued options exercisable into 323,137 shares of common stock, to certain consultants and investors in connection with financing transactions and other services, As of December 31, 2006, 75,779 options are still outstanding.
4. According to the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) all previously granted awards which remain outstanding under the 2004 Plan (the “2004 plan”), including those under the 2005 Plan, will be assumed by the 2006 Plan and will continue to be governed by the terms and conditions of such awards. No new awards will be made under the 2004 Plan once the 2006 Plan is adopted and approved.
Under the Company’s 2006 plan, the Company may issue up to 1,090,909 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries, of which 363,636 shares are newly authorized shares and 727,273 are shares available under the 2004 Plan which assumed into the 2006 Plan. Shares issued under the 2006 Plan may be authorized but unissued shares or treasury shares. Under the 2006 Plan, no more than 181,818 shares of our common stock may be made subject to stock options or SARs to a single individual in a single plan year, and no more than 72,727 shares of the Company’s common stock may be made subject to awards other than stock options or SARs to a single individual in a single plan year. As of December 31, 2006, 200,592 options were outstanding under the 2006 Plan.
5. As a result of the adoption of SFAS No. 123(R), operating expenses during the year ended December 31, 2006 include a non-cash charge of $510 for share-based payments to employees. Basic and diluted net income per share for the year ended December 31, 2006 are similar to what would have been the basic and diluted net income per share if the Company continued to account for share-based compensation under APB 25.
The fair value of stock-based awards was estimated using the Black-Scholes option valuation model for all grants starting January 1, 2006 with the following assumptions for the year ended December 31, 2006:

Year ended December 31,
2006
Exercise prices	$10-31.44
Expected term (years)	5.75-6.25
Interest rates	4.51-5.20%
Volatility	56%-57%
Forfeiture rate	4%-28%
Dividend yield	0%
Fair value at grant date	$6.27-18.42
Because the Company recently registered its common stock, the computation of expected volatility is based on realized historical stock price volatility of comparable companies. The computation of the forfeiture rate is based on the employees’ prior vesting termination behavior. The Company used the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following is a summary of the status of the Company’s stock option grants to its employees:

	Year Ended December 31,
	2004			2005			2006
		Weighted			Weighted			Weighted
		average	Aggregate		average	Aggregate		average	Aggregate
		exercise	Intrinsic		exercise	Intrinsic		exercise	Intrinsic
	Number	price	Value	Number	price	Value	Number	price	Value
Balance outstanding at beginning of year	227,818	$8.47		226,363	$8.39		591,927	$8.84
Changes during the year:
Granted	—	$—		373,200	$9.35		204,092	$16.99	$46
Forfeited	(1,455)	$20.24		(7,636)	$20.30		(120,504)	$8.08	—

Exercised			—			—	(127,786)	6.14	—

Balance outstanding at end of year	226,363	$8.39	—	591,927	$8.84	—	547,729	$12.01	$46

Balance exercisable at end of year	118,909	$12.35		252,172	$8.61		253,046	$7.31

Vested and expected to vest							427,069	$12.22

The following table summarizes information about options to employees outstanding at December 31, 2006 under the plans:

		Weighted			Weighted
	Options	average		Options	average
	outstanding	remaining	Weighted	exercisable	exercise
	at	contractual	average	at	price of
	December 31,	life (in	exercise	December 31,	options
	2006	years)	price	2006	exercisable
Exercise price
$19.41-31.34	79,364	7.45	$26.43	21,818	$21.34
$12.53-16.33	176,455	8.35	$14.24	33,864	$13.75
$10-12.27	94,546	8.88	$11.09	—	—
$2.75-6.19	197,364	5.39	$4.65	197,364	$4.65

	547,729		$12.01	253,046	$7.31

As of December 31, 2006, there was an unrecognized compensation cost of $1,774 related to stock options that is expected to be recognized in future periods.
g. During 2004, a major stockholder entered into an agreement with one of the Company’s employees according to which the major stockholder granted the employee options to purchase 90,909 shares of common stock. According to the agreement, the grant terms were not fixed and were subject to modification by the Company’s board of directors. During 2005, the Company’s board of directors approved modifications to the grant. Accordingly, the number of shares underlying the option increased to 109,091 shares. The options vest over a four-year period of employment subject to acceleration. In addition, the employee received 7,576 restricted shares of common stock, with no consideration. The restriction of the shares will be released over a four-year period of employment subject to acceleration.
As required by AIN-APB 25, “Accounting for Stock Issued to Employees: Accounting Interpretations of APB Opinion No. 25”, prior to the company’s board of directors modification the Company accounted for the award with non-fixed terms as a variable award. From the date on which the Company’s Board of Directors fixed the terms, the Company accounted for that grant prospectively as a fixed grant under APB 25. In addition, the Company recorded the fair value of the restricted shares at their grant date as deferred stock based compensation that will be amortized to earnings over their vesting period. Total compensation cost as a result of these grants amounted to $50 and $104 for the years ended December 31, 2005 and 2006, respectively. The option granted by the major stockholder was accounted for as capital contribution.

h. According to specific agreements signed with non-employee service providers, the Company has granted options to purchase common stock as described below. Each option entitles the holder to purchase one share of common stock of the Company.
The following table summarizes information about options and warrants granted to non-employees outstanding and exercisable at December 31, 2006:

	Options and	Exercise
	warrants for	price	Options and
	common	per	warrants
Issuance date	stock	share	exercisable
February 1998	28,541	$15.59	28,539
March 2003	18,182	$2.75	18,182
October 2004	36,364	$11.50	36,364
October 2004	5,437	$11.50	5,437
January 2005	5,437	$11.50	5,437
January 2005	109,091	$6.19	109,091
December 2005	10,909	$13.75	2,727
June 2006	7,500	$12.27	—

	221,461		205,777

The charges for stock compensation relating to options granted to non-employees were $8, $282 and $537 in 2004, 2005 and 2006, respectively.
The fair value of options granted was estimated by using the Black-Scholes option-pricing model at the measurement dates. The Company used the following range of assumptions in its measurements: expected volatility of 26-46% for 2005 and 46-60% for 2006; risk-free interest rates of 3.6-4.3% for 2005 and 4.7-4.9% for 2006; and expected lives of 3-9 years for 2004 and 1.5-8 years for 2006.
NOTE 14: TAXES ON INCOME
a. The Company, Omrix S.A., Omrix Ltd. and Biopex are separately taxed under the domestic tax laws of the state of incorporation of each entity.
b. Tax laws applicable to the companies in Israel:
Measurement of taxable income in U.S. dollars:
In accordance with the Israeli tax ordinance and regulations, Omrix Ltd. results for tax purposes from 2006 are measured in US dollars.
c. Tax rates applicable to the companies:
1. The income of the Israeli subsidiaries (other than income from “approved enterprises,” see 3. below) is taxed at the regular rate. Through December 31, 2003, the corporate tax rate was 36%. In July 2004, an amendment to the Income Tax Ordinance was enacted. One of the provisions of this amendment gradually reduces the corporate tax rate from 36% to 30%. The rates are as follows: 35% in 2004, 34% in 2005, 32% in 2006 and 30% in 2007 and thereafter.
2. On July 25, 2005, the Israeli Parliament passed the second and third readings of proposed Income Tax Ordinance Amendment (No. 147 and Ad Hoc Provision) Law, 2005 (the “2005 Amendment”). The 2005 Amendment further reduces the corporate tax rates stipulated under the 2004 amendment, and provides for the gradual reduction, commencing from January 1, 2006. The rates are as follows: 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

Since no deferred tax assets were recorded for net loss carryforwards in Israel, the abovementioned amendment has no effect on the financial statements.
d. Encouragement Laws in Israel:
1. Tax benefits under the law for the Encouragement of Capital Investments, 1959 (the “Law”):
Under the Law, by virtue of the “Approved Enterprise” status granted to Omrix Ltd., Omrix Ltd. is entitled to certain tax benefits.
Omrix Ltd. is entitled to additional tax benefits as a “foreign investors’ company,” as defined by the Law.
The main tax benefits available to Omrix Ltd. are:
a) Reduced tax rates:
During the period of benefits, 10 years for a foreign investors’ company as defined by the Law, commencing in the first year in which the Company earns taxable income from the Approved Enterprises (provided the maximum period to which it is restricted by law has not elapsed), the following reduced tax rates, or tax exemptions, apply:
Tax exemption on income from Approved Enterprises for a period of four years, after which the income from such enterprises is taxable at the rate of 10%-25% for an additional three to six years, depending on the level of foreign investors in the Company.
The period of tax benefits, as detailed above, is limited to the earlier of 12 years from the “operational year” or 14 years from the year the program received “approved enterprise” status (2009 for Omrix Ltd.).
In the event of a distribution of cash dividends out of income, which are tax exempt, the Company would have to pay a 10% tax in respect of the amount distributed, as stated above.
As of December 31, 2006, approximately $9.7 million was derived from tax exempt profits earned by the Israeli subsidiary “Approved Enterprises”. The Company’s board of directors has determined that such tax-exempt income will not be distributed as dividends and intend to reinvest the amount of its tax exempt income. Accordingly, no deferred income taxes have been provided on income attributable to Omrix Ltd.’s “Approved Enterprise” as the undistributed tax exempt income is essentially permanent in duration.
b) Accelerated depreciation:
Omrix Ltd. is entitled to claim, for tax purposes, accelerated depreciation for five tax years commencing in the first year of operation of each asset, with respect to machinery and equipment used by the Approved Enterprise.
c) Conditions for entitlement to the benefits:
The entitlement to the above benefits is conditional upon Omrix Ltd.’s fulfilling the conditions stipulated by the Law, regulations published thereunder and the instruments of approval for the specific investments in approved enterprises. In the event of failure to comply with these conditions, the benefits may be cancelled and Omrix Ltd. may be required to refund the amount of the benefits, in whole or in part, with the addition of interest. Management believes that Omrix Ltd. has complied with all relevant conditions.

d) On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as a Privileged Enterprise, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits.
However, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the existing Approved Enterprise of the Israeli subsidiary will generally not be subject to the provisions of the Amendment. As a result of the Amendment, tax-exempt income generated under the provisions of the Amended Investment Law, will subject the Company to taxes upon distribution or liquidation and the Company may be required to record deferred tax liability with respect to such tax-exempt income. As of December 31, 2006, the Company did not generate income under the provision of the amended Investment Law.
2. The Law for the Encouragement of Industry (Taxation), 1969:
Omrix Ltd. currently qualifies as an “industrial company” under this law. As such, the Company claimed amortization at the rate of 12.5% of patent rights purchased.
e. Carryforward losses:
At December 31, 2006, Omrix Ltd. had no carryforward losses, including no carryforward capital loss. At December 31, 2006, U.S. carryforward losses related to the Company amounted to approximately $28,737, which have expiration dates ranging from 2019 to 2024. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. At December 31, 2006, Omrix S.A. had carryforward losses of approximately $16,860, which may be carried forward indefinitely.
f. Deferred income taxes:
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2005	2006
Deferred tax assets, reserves and allowance	$1,743	$2,051
Net operating loss carryforward—U.S	10,630	10,466
Net operating loss carryforward—Belgium	8,086	5,732

Deferred tax asset before valuation allowance	20,459	18,249
Valuation allowance	(20,459)	(18,249)

Net deferred tax asset	$—	$—

The entire change in valuation allowance is for the decrease in net operating loss during the year and changes to reserves and allowances.

As result of the sharp increase in the Company’s results during 2006, its Israeli subsidiary, Omrix Ltd., utilized all of its carryforward tax losses. However, because Omrix Ltd. enjoys the approved enterprise status, all of its current taxable income is exempt and no related tax expenses have been recorded. Deferred tax assets and liabilities with respect of temporary differences in Israel are immaterial.
Management currently believes that it is more likely than not that deferred tax assets from carryforward losses in U.S and Belgium will not be realized in the foreseeable future. Accordingly, a valuation allowance has been recorded for the entire amount.
g. Income (loss) before income taxes is comprised as follows:

	Year ended December 31,
	2004	2005	2006
Domestic	$(5,094)	$(23,050)	$(6,188)

Foreign	(1,510)	(4,662)	29,246

Total	$6,604	$(27,712)	$23,058

h. As of December 31, 2006, the Belgian subsidiary’s and the Israeli subsidiary’s tax returns for all tax years through December 31, 1998 and December 31, 2001, respectively, became final due to the elapsed legal challenge period of the local tax authorities. No other final tax assessments have been received yet.
NOTE 15: FINANCIAL INCOME (EXPENSES), NET

	Year ended December 31,
	2004	2005	2006
Financial expenses:
Interest on loans, bank credit and other	$(203)	$(347)	$(590)
Interest and amortization of discount on Convertible notes and convertible Promissory Notes	(3,804)	(600)	(1,591)
Foreign currency translation adjustments, net	—	(3,149)	—
Financing charges related to inducement and extinguishment of convertible notes and warrants	—	(20,932)	—
Amortization of deferred issuance costs	(96)	(651)	(201)

	(4,103)	(25,679)	(2,382)

Financial income:
Interest on short-term investments	95	157	1,345
Foreign currency translation adjustments, net	1,542	—	2,356

	1,637	157	3,701

Net income (expenses)	$(2,466)	$(25,522)	$1,319

NOTE 16: OTHER INCOME

	Year ended
	December 31,
	2004	2005	2006
Gain from a distributor agreement termination (1)	$1,226	$—	$790

	$1,226	$—	$790

(1)	In 2002, the Company entered into a distribution agreement with the American Red Cross (“ARC”) for distribution of Crosseal products in the U.S. and Canada.

The agreement was terminated in July 2004. Pursuant to the termination agreement, the company received from ARC (1) all unsold inventory, (2) a waiver for any claim for advance payments previously made by ARC, and (3) 17,000 liters of plasma to be supplied by ARC in four equal annual installments, at no additional consideration.
At the termination date, ARC plasma did not comply with certain regulatory standards required by the Company in order to use this plasma in its manufacturing. As the Company had no alternative future use for this plasma, the Company did not assign any value to this element of the consideration.
At December 31, 2004, the Company recorded $1,215 in other income representing the balance of deferred revenue (advance payment not recognised to revenues at the date of termination), net of the cost of obsolete inventory returned.
During the year end 2006, as the ARC plasma became in compliance with the required standards, the Company recorded, upon receiving the plasma, $790 which reflects the value of such inventory as other income.
NOTE 17: NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted losses per share:
a. Numerator:

	Year ended December 31,
	2004	2005	2006
Net income (loss) available to common stockholders for basic net income (loss) per share	$(6,725)	$(21,221)	$23,058
Induced conversion of Preferred stock	—	(4,706)	—

Net income (loss) available to common stockholders for diluted net loss per share	$(6,725)	$(25,972)	$23,058

b. Denominator:

	Year ended December 31,
	2004	2005	2006
	Number of shares
Weighted average number of shares of common stock for basic net income (loss) per share of common stock	3,469,451	10,562,885	13,689,768
Effect of dilutive securities: shares of preferred stock	*)—	15,735	—
Options and warrants to employees and non-employees service providers	—	—	321,790

Denominator for diluted net income (loss) per share of common stock	3,469,451	10,578,620	14,011,558

*)	Anti-dilutive.

NOTE 18: MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION
The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The following data is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information.”
The following present total revenues for the years ended December 31, 2004, 2005 and 2006, and long-lived assets at December 31, 2005 and 2006:

	Year ended December 31,
	2004	2005	2006
Revenues from unaffiliated customers:
Israel	$12,127	$13,656	$21,118
United States	4,147	9,545	15,433
Europe	1,916	3,831	25,882
Central and Latin America	1,700	410	1,255
Others	58	57	77

Total	$19,948	$27,499	$63,765

	December 31,
	2005	2006
Long-lived assets:
Israel	$4,894	$8,169
United States	1	7
Europe	13	13

Total	$4,908	$8,189

Revenues are attributed by product lines as follows:

	Year ended December 31,
	2004	2005	2006
Biosurgical products
Product sales	$5,211	$6,979	$13,443
Development revenues	1,950	4,000	5,665

	7,161	10,979	19,108

Passive immunotherapy products
Product sales	10,447	14,195	43,321
Grants	431	1,021	1,175

	10,878	15,216	44,496

Other products	1,909	1,304	161

Total	$19,948	$27,499	$63,765

Development revenues includes revenues from products sold that were used under research and development collaboration agreements in the amount of $860, $2,591 and $2,453, for the years ended December 31, 2004, 2005 and 2006 respectively.
Revenues from major customers (constituting 10% or more of the Company’s consolidated revenues) amounted to 63%, 69% and 74% of revenues in the years ended December 31, 2004, 2005 and 2006, respectively, as set forth below:

	2004	2005	2006
	% of consolidated revenues
Customer A	25	21	14
Customer B	14	12	*	)
Customer C	24	36	27
Customer D	—	—	33

*)	Less than 10% of the Company’s consolidated revenues.
NOTE 19: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Year ended December 31,
	(Unaudited, U.S. dollars in thousands, except per share amount)
Fiscal Years by Quarter	2005				2006
Quarterly Data	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Revenue	$5,901	$5,545	$7,725	$8,328	$11,303	$16,079	$18,339	$18,044
Gross profit	742	841	2,020	2,549	5,155	9,086	10,904	9,103
Net income (loss)	(23,817)	(3,665)	(323)	93	3,234	5,311	8,123	6,390
Net earnings (loss) per share—Basic	(1.80)	(0.34)	(0.03)	0.01	0.30	0.38	0.54	0.42
Net earnings (loss) per share- Diluted	(2.27)	(0.34)	(0.03)	0.01	0.29	0.38	0.53	0.41
NOTE 20: SUBSEQUENT EVENT—
On Jan. 12, 2007 the follow-on underwriters exercised their option for an additional 235,109 shares from the Company in connection with the Company’s follow-on offering. The Company’s net proceeds from the exercise of the over-allotment option amounted to $7,070.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On September 29, 2005, the audit committee of the board of directors and the entire board of directors of Omrix Biopharmaceuticals, Inc., (the “Company”), approved the engagement of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global, or Kost Forer, to audit the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2005. In addition, on January 12, 2006, the audit committee of the board of directors of the Company ratified the engagement of Ziv Haft, a BDO member firm, or Ziv Haft, to audit the Company’s consolidated financial statements for the fiscal years ended December 31, 2002 and 2003.
For the years ended December 31, 2003 and 2004, Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, or Kesselman & Kesselman, reported on the consolidated financial statements of the Company pursuant to generally accepted auditing standards in Israel and was not engaged to audit the Company’s consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board in the United States of America or under generally accepted auditing standards in the U.S. As a result of the Company’s decision to seek an initial public offering in the U.S., Kesselman & Kesselman resigned due to exceptions under the U.S. Securities and Exchange Commission independence rules.
Kesselman & Kesselman reports on the Company’s consolidated financial statements for the years ended December 31, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the years ended December 31, 2003 and 2004 and through September 29, 2005, there were no disagreements with Kesselman & Kesselman on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Kesselman & Kesselman’s satisfaction, would have caused Kesselman & Kesselman to make reference thereto in its report on the Company’s consolidated financial statements for such years.
During the years ended December 31, 2003 and 2004 and through September 29, 2005, there were no reportable events pursuant to Item 304(a)(1)(v) of Regulation S-K.
During the years ended December 31, 2003 and 2004 and for the period January 1, 2005 to September 29, 2005, and the years ended December 31, 2004 and 2005 and for the period January 1, 2006 to January 12, 2006, the Company has not consulted with either Kost Forer or Ziv Haft, respectively, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of our Chief Executive Officer and Chief Financial Officer, with the participation of our management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
     Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based, in part, upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their goals under all potential future conditions.
Changes in Internal Controls
     During the quarter ended December 31, 2006, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Item 9B. Other Information
None
Part III
The information required by Item 10 — Directors, Executive Officers and Corporate Governance of the Registrant; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Transition Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 31, 2007.
Part IV
Item 15. Exhibits and Financial Statement Schedules
     (a) 1. Consolidated Financial Statements
Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:
     (a) 2. Financial Statement Schedules

Schedule II — Valuation of Qualifying Accounts	S-1
     (a) 3. Exhibits
The following exhibits either (i) are filed with this report or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

Exhibit
number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Omrix’s Registration Statement on Form S—1 (File No. 333-131107))

4.2	Investor Rights Agreement dated January 13, 2005 (incorporated by reference to Exhibit 4.2 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.3
Warrant Agreement between Omrix Biopharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc. dated March 31, 2005 (incorporated by reference to Exhibit 4.3 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.4
Common Stock Purchase Warrant between Omrix Biopharmaceuticals, Inc. and Capricorn Venture Partners N.V. dated December 31, 1998 (incorporated by reference to Exhibit 4.4 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.5
Common Stock Purchase Warrant between Omrix Biopharmaceuticals, Inc. and Wolfgang Stoiber dated December 31, 1998 (incorporated by reference to Exhibit 4.5 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.6
Common Stock Purchase Warrant between Omrix Biopharmaceuticals, Inc. and T. Scott Johnson dated September 19, 2000 (incorporated by reference to Exhibit 4.6 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.7
Common Stock Purchase Warrant between Omrix Biopharmaceuticals, Inc. and The Marwood Group dated January 20, 2004 (incorporated by reference to Exhibit 4.7 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.8
First Amendment to Common Stock Purchase Warrant between Omrix Biopharmaceuticals, Inc. and Marwood Group LLC dated December 1, 2005 (incorporated by reference to Exhibit 4.8 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.9
First Amendment to Warrant Agreement between Omrix Biopharmaceuticals, Inc. and Asanté Partners LLC dated March 20, 2006 (incorporated by reference to Exhibit 4.9 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.10
Common Stock Purchase Warrant between Omrix Biopharmaceuticals, Inc. and Johnson & Johnson Development Corporation dated August 11, 2004 (incorporated by reference to Exhibit 4.10 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.11
Waiver and Amendment Agreement between certain warrantholders and Omrix Biopharmaceuticals, Inc. dated January 13, 2005 (incorporated by reference to Exhibit 4.11 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.12
First Amendment and Waiver between Omrix Biopharmaceuticals, Inc. and Johnson & Johnson Development Corporation dated January 13, 2005 (incorporated by reference to Exhibit 4.12 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.13
Waiver Agreement between certain warrantholders and Omrix Biopharmaceuticals, Inc. dated February 22, 2005 (incorporated by reference to Exhibit 4.13 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.14
Amended and Restated Senior Convertible 2005 Series A Promissory Note of Omrix Biopharmaceuticals, Inc. in the amount of $752,148 dated January 29, 2005 (incorporated by reference to Exhibit 4.14 to Omrix’s Registration Statement on Form S—1 (File No. 333-131107))

Exhibit
number	Exhibit

4.15
Amended and Restated Senior Convertible 2005 Series B Promissory Note of Omrix Biopharmaceuticals, Inc. in the amount of $154,555 dated January 29, 2005 (incorporated by reference to Exhibit 4.15 to Omrix’s Registration Statement on Form S—1 (File No. 333-131107))

10.1**
Lease and Operation Agreement between Omrix Biopharmaceuticals Ltd. and Magen David Adom in Israel dated July 20, 2000 (incorporated by reference to Exhibit 10.1 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.2
Lease Agreement between Omrix Biopharmaceuticals Ltd. and Nichsei Har Hozvim Ltd., became effective as of May 15, 2006 (incorporated by reference to Exhibit 10.2 to Omrix’s Quarterly Report on Form 10-Q, filed on August 10, 2006)

10.3
Construction Agreement between Omrix Biopharmaceuticals Ltd. and S&A Design and Construction Ltd., dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to Omrix’s Quarterly Report on Form 10-Q, filed on August 10, 2006)

10.4**
Addendum to an Agreement between Magen David Adom in Israel and Omrix Biopharmaceuticals, Inc. dated as of December 16, 2004 (incorporated by reference to Exhibit 10.2 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.5**
Agreement between Omrix Biopharmaceuticals Ltd. and Medimop Medical Projects Ltd. dated June 26, 2005 (incorporated by reference to Exhibit 10.3 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.6**
Development Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated September 22, 2003 (incorporated by reference to Exhibit 10.4 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.7**
Amendment No. 1 to Development Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated July 15, 2004 (incorporated by reference to Exhibit 10.5 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.8**
Distribution and Supply Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated September 22, 2003 (incorporated by reference to Exhibit 10.6 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.9**
Amendment No. 1 to Distribution and Supply Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated July 15, 2004 (incorporated by reference to Exhibit 10.7 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.10**
Letter Agreement between Omrix Biopharmaceuticals, Inc. and FFF Enterprises, Inc., dated as of August 10, 2006 (incorporated by reference to Exhibit 10.10 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.11**
Supply and Distribution Agreement: Investigational Phase between Omrix Biopharmaceuticals, Inc. and FFF Enterprises, Inc., dated as of December 21, 2005 (incorporated by reference to Exhibit 10.11 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.12**
Supply and Distribution Agreement: Commercial Phase between Omrix Biopharmaceuticals, Inc. and FFF Enterprises, Inc., dated as of December 21, 2005 (incorporated by reference to Exhibit 10.12 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.13**
Plasma Supply Agreement between Omrix Biopharmaceuticals, Inc. and DCI Management Group LLC, dated as of January 3, 2006 (incorporated by reference to Exhibit 10.13 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.14**
Patent and Know-How License Agreement between Omrix Biopharmaceuticals Ltd. and Amersham Biosciences AB dated February 18, 2003 (incorporated by reference to Exhibit 10.8 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.15**
Supply Agreement between Omrix Biopharmaceuticals Ltd. and PlastMed Ltd. dated March 25, 2004 (incorporated by reference to Exhibit 10.9 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

Exhibit
number	Exhibit

10.16**
Addendum to Supply Agreement between Omrix Biopharmaceuticals Ltd. and PlastMed Ltd. dated June 30, 2004 (incorporated by reference to Exhibit 10.10 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.17
Supply Agreement between Daiichi Pharmaceutical Co., Ltd and Omrix Biopharmaceuticals S.A. dated August 24, 1999 (incorporated by reference to Exhibit 10.11 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.18**
Supply Agreement by and between Omrix Biopharmaceuticals Ltd. and Talecris Biotherapeutics, Inc. effective as of October 8, 2006 (incorporated by reference to Exhibit 10.18 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.19
Planova Sales Agreement between Omrix Biopharmaceuticals Ltd. and Asahi Kasei Pharma Corporation dated March 1, 2004 (incorporated by reference to Exhibit 10.12 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.20
Contract for the Supply of Vaccinia Immunoglobulin between Omrix Biopharmaceuticals S.A. and NHS Purchasing and Supply Agency dated December 12, 2005 (incorporated by reference to Exhibit 10.13 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.21
Senior Loan and Security Agreement between Omrix Biopharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc. dated March 31, 2005 (incorporated by reference to Exhibit 10.14 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.22
First Amendment to Senior Loan and Security Agreement between Omrix Biopharmaceuticals, Inc. and Hercules Technology Growth Capital, Inc. dated March 31, 2005 (incorporated by reference to Exhibit 10.15 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.23
Guaranty between Hercules Technology Growth Capital, Inc. and Omrix Biopharmaceuticals, S.A. dated March 31, 2005 (incorporated by reference to Exhibit 10.16 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.24
Guaranty between Hercules Technology Growth Capital, Inc. and Omrix Biopharmaceuticals Ltd. dated March 31, 2005 (incorporated by reference to Exhibit 10.17 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.25
Account Control Agreement between Hercules Technology Growth Capital, Inc. and Omrix Biopharmaceuticals, Inc. dated July 6, 2005 (incorporated by reference to Exhibit 10.18 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.26
Form of Indemnification Agreement between Omrix Biopharmaceuticals, Inc. and its directors and officers (incorporated by reference to Exhibit 10.19 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.27	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.28	2005 Equity Incentive Plan for Israeli Employees (incorporated by reference to Exhibit 10.21 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.29	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.30	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Omrix’s Current Report on Form 8-K, filed on June 30, 2006)

10.31
Employment Agreement between Omrix Biopharmaceuticals, Inc. and Robert Taub dated March 20, 2006 (incorporated by reference to Exhibit 10.23 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.32
Employment Agreement between Omrix Biopharmaceuticals Ltd. and Nissim Mashiach dated September 21, 1997 (incorporated by reference to Exhibit 10.24 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

Exhibit
number	Exhibit

10.33
Amended and Restated Employment Agreement between Omrix Biopharmaceuticals Ltd. and Michael Burshtine dated January 1, 2006 (incorporated by reference to Exhibit 10.25 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.34
Employment Agreement between Omrix Biopharmaceuticals, Inc. and Harold Safferstein dated March 18, 2006 (incorporated by reference to Exhibit 10.26 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.35
Consulting Agreement between Omrix Biopharmaceuticals, Inc. and Philippe Romagnoli dated October 1, 2002 (incorporated by reference to Exhibit 10.27 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.36
Consulting Agreement, as amended in September 2004 between Omrix Biopharmaceuticals, Inc. and Philippe Romagnoli dated September 23, 2004 (incorporated by reference to Exhibit 10.28 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.37
Director Agreement between Omrix Biopharmaceuticals, Inc. and Fredric Price dated January 13, 2006 (incorporated by reference to Exhibit 10.29 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.38
Employment Agreement between Omrix Biopharmaceuticals, Inc. and Nanci Prado dated August 28, 2006 (incorporated by reference to Exhibit 10.38 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.39
Form of Undertaking to Maintain Confidentiality between Omrix Biopharmaceuticals Ltd. and its employees (incorporated by reference to Exhibit 10.30 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.40
Letter from RCPI Landmark Properties, L.L.C. to Antigenics, Inc. and Omrix Biopharmaceuticals, Inc. re: Consent to Sublease dated February 16, 2006 (incorporated by reference to Exhibit 10.31 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

21.1	List of subsidiaries of Omrix Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 21.1 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

23.1†	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

**	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

†	Filed herein.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMRIX BIOPHARMACEUTICALS, INC
Dated: March 12, 2007	By:	/s/ Robert Taub
Robert Taub
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 12, 2007	By:	/s/ Michael Burshtine
Michael Burshtine Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Taub Robert Taub	President, Chief Executive Officer and Director	March 12, 2007

/s/ Michael Burshtine Michael Burshtine	Executive Vice President, Chief Financial Officer (Chief Accounting Officer)	March 12, 2007

/s/ Fredric D. Price Fredric D. Price	Chairman of the Board of Directors	March 12, 2007

/s/ Larry Ellberger Larry Ellberger	Director	March 12, 2007

/s/ Bernard Horowitz Bernard Horowitz	Director	March 12, 2007

/s/ Kevin Rakin Kevin Rakin	Director	March 12, 2007

/s/ Philippe Romagnoli Philippe Romagnoli	Director	March 12, 2007

/s/ Steven St. Peter Steven St. Peter	Director	March 12, 2007

Schedule II— Valuation and qualification accounts
Three years ended December 31, 2006
(U.S. $ in thousands)

	Column B	Column C			Column F
	Balance at	Charged to		Column E	Balance
	beginning	cost and	Column D	Translation	at end of
Column A	of period	expenses	Deductions	differences	period
Allowance for doubtful accounts:
Year ended December 31, 2004	1,466	16	1,466	—	16
Year ended December 31, 2005	16	11	4	(1)	22
Year ended December 31, 2006	22	—	6	(1)	15
Allowance for inventory write-offs:
Year ended December 31, 2004	741	177	269	—	649
Year ended December 31, 2005	649	100	258	—	491
Year ended December 31, 2006	491	95	41	—	545

S-1