Form 10-Q
period 2007-03-31
Omrix Biopharmaceuticals, Inc.
filed 2007-05-14
CIK 1349426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
     Number of shares outstanding of the registrant’s Common Stock as of May 7, 2007: 16,849,026 shares.

Omrix Biopharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(U.S. dollars, in thousands )

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,892	$19,396
Short term investments	34,930	64,347
Trade receivables, net of allowance for doubtful accounts of $15 at December 31, 2006 and March 31, 2007	9,748	13,570
Prepaid expenses and other current assets	2,716	4,787
Inventory	17,419	18,637

Total current assets	110,705	120,737

Long-term receivables	2,751	568

Property, plant and equipment, net	7,692	9,242

Other assets	497	483

Total assets	$121,645	$131,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(U.S. dollars, in thousands, except share and per share data)

	December 31,	March 31,
	2006	2007
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term loans	$801	$812
Accounts payable and accruals:
Trade	7,498	7,232
Other	7,481	6,839

Total current liabilities	15,780	14,883

Long-term liabilities:
Long-term loans, net of current maturities	394	201
Deferred revenues	8,472	7,630
Other long-term liabilities	915	1,044

Total long-term liabilities	9,781	8,875

Total liabilities	25,561	23,758

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value—
Authorized: 43,636,364 shares at December 31, 2006 and March 31, 2007 (Unaudited); Issued: 16,590,409 and 16,851,750 shares at December 31, 2006 and March 31, 2007 (Unaudited), respectively; Outstanding: 16,583,284 and 16,844,625 shares at December 31, 2006 and March 31, 2007 (Unaudited), respectively;	166	168
Preferred stock of $0.01 par value—
Authorized: 7,272,727 shares at December 31, 2006 and March 31, 2007; Issued and outstanding: None at December 31, 2006 and March 31, 2007	—	—
Additional paid-in capital	167,546	175,264
Treasury stock, at cost (7,125 shares at December 31, 2006 and March 31, 2007)	(44)	(44)
Accumulated other comprehensive loss	(2,570)	(2,484)
Accumulated deficit	(69,014)	(65,632)

Total stockholders’ equity	96,084	107,272

Total liabilities and stockholders’ equity	$121,645	$131,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	Three months ended
	March 31,
	2006	2007
Revenues:
Product sales	$10,158	$11,249
Development revenues and grants	1,144	2,920

Total revenues	11,302	14,169

Cost of revenues:
Product sales	5,359	7,054
Development revenues and grants	789	1,710

Total cost of revenues	6,148	8,764

Gross profit	5,154	5,405
Research and development, clinical and regulatory expenses,	691	788
Selling, marketing, general and administrative expenses	1,511	2,440

Operating income	2,952	2,177
Financial income, net	282	1,205

Net income for common stockholders	$3,234	$3,382

Net income per share—
Basic net income per share of common stock	$0.30	$0.20

Diluted net income per share of common stock	$0.29	$0.20

Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share	10,882,462	16,775,722

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income per share	11,167,446	17,305,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$3,234	$3,382
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	216	288
Amortization of intangible assets	14	14
Amortization of deferred charges	14	—
Increase in accrued severance pay, net	27	120
Accrued interest and exchange differences on long-term loans	(27)	17
Accrued interest and exchange differences on long-term deposits	—	(5)
Non cash stock-based compensation expenses	51	478
Inventory write-offs	77	42
Unrealized foreign exchange differences, net	(494)	16
Interest and amortization of discount on convertible notes	52	—
Increase in trade receivables, net	(2,771)	(3,821)
Increase in prepaid expenses and other current assets	(397)	(932)
Increase in inventory	(4,510)	(1,254)
Increase (decrease) in accounts payable and accruals:
Trade	1,390	(328)
Other	62	(396)
Deferred revenues	(237)	(1,094)

Net cash used in operating activities	(3,299)	(3,473)

Cash flows from investing activities:
Purchase of property, plant and equipment	(144)	(1,227)
Investment in available for sale securities	—	(8,500)
Redemption of available for sale securities	—	7,980
Investment in short term deposits	—	(32,415)
Investment in restricted deposits		(1,116)
Redemption of short term deposits	—	3,518
Redemption of long term deposits and available for sale security	1	2,197

Net cash used in investing activities	(143)	(29,563)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Three months ended March 31,
	2006	2007
Cash flows from financing activities:
Short-term credit from banks, net	16	—
Costs relating to Initial Public Offering (IPO) and Follow-on Offering	(38)	(551)
Repayment of long-term loans	(691)	(198)
Proceeds from exercise of options	333	150
Proceeds from follow-on offering	—	7,072

Net cash provided by (used in) financing activities	(380)	6,473

Translation differences from cash balances of subsidiary	(10)	67

Decrease in cash and cash equivalents	(3,832)	(26,496)
Balance of cash and cash equivalents at beginning of period	6,494	45,892

Balance of cash and cash equivalents at end of period	$2,662	$19,396

(1) Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$210	$22

(2) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$47	$612

Non-cash investments in costs relating to IPO and Follow-on offering deferred charges	$374	$236

Options exercise — cash received subsequent to the balance sheet date	$—	$21

The accompanying notes are an integral part of the condensed consolidated financial statements.

Notes to condensed consolidated financial statements
U.S. dollars in thousands except share and per share data
NOTE 1: GENERAL
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
During 2006, the Company consummated an initial public offering (the “IPO”) and a follow-on offering of its common stock. In January 2007, the underwrites of the Company’s December 2006 follow-on offering exercised their over-allotment option.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
a. Unaudited Interim Financial Information:
The accompanying condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three-month period ended March 31, 2006 and 2007, and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2006 and 2007 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.
The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006.

b. Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
c. Financial statements in U.S. dollars:
The accompanying financial statements have been prepared in U.S. dollars.
Omrix Ltd. conducts the majority of its operations in Israel. The majority of its revenues and expenses are denominated in U.S. dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which Omrix Ltd. operates. Thus, the functional and reporting currency of Omrix Ltd. is the U.S. dollar. Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of the Financial Accounting Standards Board No. 52, “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses of the remeasurement of monetary balance sheet items are reflected in the condensed consolidated statements of operations as financial income or expenses, as appropriate.
Omrix S.A.’s functional currency has been determined to be its local currency. Accordingly, assets and liabilities are translated at year-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive loss, “foreign currency translation adjustments” in the condensed consolidated statements of changes in stockholders’ deficiency.
d. Principles of consolidation:
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
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
The interest rate of auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase the Company has classified its investments in auction rate securities as available for sale securities. At March 31, 2007, the fair market value of the auction rate securities was the same as the original cost.

h. New adoption of accounting pronouncement
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties.
FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.
Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no material impact on the Company’s financial statements and no additional accruals for tax contingencies were recorded.
The Company files U.S. federal income tax returns as well as income tax returns in various foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may be subject to examination, in the following major jurisdictions for the years specified: in Israel for 2003 through 2006 and Belgium for 2005 through 2006.
g. Recently issued accounting pronouncements in the United States:
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
NOTE 3: SHORT-TERM INVESTMENTS
Short-term investments at March 31, 2007 are comprised as follow:

	Average
	interest rate at
	March 31,	December 31,	March 31,
	2007	2006	2007
			(unaudited)
Auction rate securities	5.38%	$8,830	$9,350
Short-term deposits	5.26%	26,100	54,997

		$34,930	$64,347

NOTE 4: INVENTORY

	December 31,	March 31,
	2006	2007
		(unaudited)
Raw materials	$9,996	$10,853
Work in progress	849	657
Finished products(1)	6,574	7,127

	$17,419	$18,637

(1)	At December 31, 2006 and March 31, 2007, includes inventory at a customer site, for which revenue was not yet recognized, in a total amount of $392 and $130 (unaudited), respectively.
For the year ended December 31, 2006 and for the three-month period ended March 31, 2007, the Company wrote-off approximately $95 and $42, respectively, to reflect products with short term expiration dates and product market prices that are lower than cost. These write-offs were included in cost of revenues.

NOTE 5: SHORT-TERM CREDIT FROM BANKS AND LONG-TERM LOANS
a. Long-term loans:

	Annual
	interest rate at
	March 31,	December 31,	March 31,
	2007	2006	2007
			(unaudited)
Bank loans(1)	6.7-7.32%	$1,195	$1,013
Less— current maturities		(801)	(812)

		$394	$201

(1)	The bank loans are denominated in NIS. The loans at March 31, 2007 mature in 2008.
b. Short-term bank credit and loans:

	December 31,	March 31,
	2006	2007
		(unaudited)
Current maturities of long-term loans	$801	$812

	$801	$812

Total credit available at March 31, 2007 amounted to $3,871. According to the terms of the credit line, borrowing interest rate will be determined at the date of withdrawal from the facility.
NOTE 6: COMMITMENTS AND CONTINGENT LIABILITIES
a. Under the terms of a Lease Agreement with Magen David Adom (“MDA”), the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments due to MDA. Such guarantee is to be maintained for a period of six months after the Company vacates the leased facility. In addition, the Company has provided MDA with a security interest on inventory of uncompleted products and raw materials.
b. As security for its liabilities to banks, the Company recorded fixed charges (where a specific asset is assigned as collateral security for a debt) on property and equipment of Omrix Ltd. and floating charges (where a specific asset is only attached to a charge when it crystallizes) on various assets of Omrix Ltd.
c. On November 15, 2002, the Company entered into a lease agreement with Fiporix Belgium, SA. Under the Lease Agreement, the Company provided the lessor with a guarantee equivalent to six moths rent. As of March 31, 2007 the guarantee amounted to $34.
d. On May 15, 2006, the Company entered into a operating lease agreement with Nichsei Har Hozvim Ltd. for the lease of premises for a new production plant in Jerusalem. This lease agreement is for a period of ten years with three options to renew by the Company, of three years each. The average monthly lease payment is approximately $32 and is being charged to the statement of operations. In addition, the Company paid a deposit of $102 which was classified as long-term receivables.
e. On September 19, 2006, the Company entered into a five-year lease agreement, commencing January 1, 2007, for office space in New York City. On March 12, 2007 the five-year lease agreement was amended to include additional office space and extended for a period of 10 years. The monthly payment was amended to approximately $83 per months for the first five years of the agreement and $71 thereafter. In connection with the lease agreement, the Company provided to the office space landlord a letter of credit (“LC”) in the total amount of $1,116. The Company pledged to the bank issuing the LC a short term deposit at the approximate amount of the LC.
f. On August 10, 2006, the Company entered into a letter agreement (the “Letter Agreement”) with FFF Enterprises, Inc. (“FFF”) in connection with two agreements between FFF and the Company, the Supply and Distribution Agreement: Investigational Phase (the “Investigational Agreement “) and the Supply and Distribution Agreement: Commercial Phase (the “Commercial Agreement”), each dated as of December 21, 2005. These agreements relate to the approval and distribution in the United States of Omrigam NF, an intravenous immunoglobulin manufactured by the Company, for primary immune deficiency. On the same date, the Company entered into a related Plasma Supply Agreement (the “DCI Agreement”) with DCI Management Group LLC (“DCI”) to supply plasma to the Company. The Company did not have any material obligation under these agreements until the Letter Agreement amended the terms of the Investigational Agreement.
The DCI Agreement is a five-year supply agreement under which the Company is required to purchase plasma meeting certain specifications for the manufacture of Omrigam NF under the Investigational Agreement and Commercial Agreement. Under the DCI Agreement, DCI agreed to supply and the Company agreed to purchase a minimum annual amount of plasma, which is adjusted annually within a specified range, at agreed upon prices. The Company may terminate this agreement if regulatory action prevents the Company from manufacturing or distributing Omrigam NF in the United States.
g. On August 4, 2006, the Company entered into a construction agreement with S&A Design and Construction Ltd., an Israeli engineering company, to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacturing of biosurgical products. Under the terms of the agreement, the engineering company will complete the design and construction of the plant for a total consideration of $15,900, subject to increases as described in the agreement. As of March 31, 2007, the Company paid $5,019 under this agreement.
h. On October 8, 2006, Omrix Ltd. entered into a supply agreement (the “Supply Agreement”) with Talecris Biotherapeutics, Inc. (“Talecris”). Under the terms of the Supply Agreement, Talecris shall supply and Omrix Ltd. shall purchase certain minimum quantities of cryoprecipitate derived from plasma fractionated at Precision Pharma Services, Inc.’s facility. In accordance with the terms of the Supply Agreement, Omrix Ltd. has a right of first refusal to purchase additional cryoprecipitate. In consideration of the right of first refusal, Omrix Ltd. paid Talecris $1,000 upon signing the Supply Agreement and is obligated to make three subsequent payments of $100 each for maintaining the right of first refusal if certain regulatory approvals will be obtained. In addition, if Omrix Ltd. exercises its option to renew the Supply Agreement upon its termination, it will also be obligated to make two additional payments of $100 each. As of March 31, 2007, the Company recorded the $1,000 payment as a short-term prepaid expense since according to the Supply Agreement this amount is refundable until certain regulatory approvals will be received or in case that the Company will be obligated to purchase certain quantities of cryoprecipitate. As of March 31, 2007, the prepaid expense remained refundable.

NOTE 7: SHAREHOLDERS’ EQUITY
a. Share capital-
In January 2007, the underwrites of the Company’s December 2006 follow-on offering exercised their over-allotment option, resulting in the issuance of an additional 235,109 shares of Common stock, $0.01 par value, and net proceeds to the Company of $7,072.
b. Stock-based compensation:
In the three months ended March 31, 2007, the Company granted 88,200 options to its employees of which 40,000 were granted to executive officers. During this period the Company recorded $175 compensation costs related to employees’ stock options As of March 31, 2007, there was an unrecognized compensation cost of $3,160 related to stock options that is expected to be recognized in future periods.
The fair value of stock-based awards was estimated using the Black-Scholes option valuation model for all grant starting January 1, 2007 with the following assumptions for the three months ended March 31, 2007:

Three months ended
March 31, 2007
Weighted average exercise prices	35.49
Weighted average expected term (years)	9.84
Interest rates	4.44-4.81%
Weighted average forfeiture rate	6.38%
Dividend yield	0%
Because the Company recently registered its common stock, the computation of expected volatility is based also on realized historical stock price volatility of comparable companies. The computation of the forfeiture rate is based on the employees’ expected exercise and on prior vesting termination behavior. The Company used the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
In the three months ended March 31, 2007, the Company granted 51,438 shares of restricted stock to employees of which 10,000 were granted to executive officers. The shares are restricted because they have restrictions on sale and risk of forfeiture until vested by continued employment. 26,438 shares of restricted stock will vest over a period of four years and the restrictions shall be lifted at a rate of 6.25% per quarter at the last day of each quarter, 20,000 shares of restricted stock shall vest fully on the third anniversary of the grant date and 5,000 shares of restricted stock shall vest fully on the first anniversary of the grant date. The fair value of the shares of restricted stock was determined using the closing price of the Company’s common stock on the Nasdaq Global Stock Market on the date of grant.

In the three months ended March 31, 2007 the Company recorded $92 compensation costs related to shares of restricted stock. As of March 31, 2007, there was an unrecognized compensation cost of $1,757 related to shares of restricted stock that is expected to be recognized in future periods.
NOTE 8: NET INCOME PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share:
a. Numerator:

	Three months ended March 31,
	2006	2007
		(unaudited)
Net income available to common stockholders for basic and diluted net earnings per share	$3,234	$3,382
b. Denominator:

	Three months ended March 31,
	2006	2007
	Number of shares
Weighted average number of shares of common stock for basic net earnings per share of common stock	10,882,462	16,775,722
Options, restricted shares and warrants to employees and non-employees service providers	284,984	530,162

Denominator for diluted net earnings per share of common stock	11,167,446	17,305,884

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that provide the company’s current expectations or forecasts of future events. Forward-looking statements include statements about the company’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section below entitled ‘‘Risk Factors’’ and in the section entitled “Management’s discussion and analysis of financial condition and results of operations” in our 10-K for the fiscal year ended December 31, 2006. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
Our current biosurgical products are fibrin sealants used as an adjunct to hemostasis in surgical procedures, marketed as Evicel in the
U.S. and as Quixil outside of the U.S. Our fibrin sealants are sold in the U.S., the EU and several other European countries under a distribution and supply agreement we have with Ethicon. We sell Quixil in several other countries directly or through local distributors.
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
Below is a brief description of our products and product candidates:
Biosurgical
Evicel/Quixil: our marketed liquid fibrin sealant product used for hemostasis in surgical procedures, marketed as Evicel in the U.S. and as Quixil outside the U.S. Evicel/Quixil are marketed by Ethicon Inc., a Johnson and Johnson company, in the U.S. and Europe and directly by us and local distributors in other territories.
Evicel™: our second generation liquid fibrin sealant product that received marketing approval from the U.S. Food and Drug Administration, or FDA, in June 2006 is currently marketed in the US with an indication in liver surgery. We are developing, in collaboration with Ethicon, additional indications for Evicel. Evicel differs from our first generation fibrin sealant (marketed as Crosseal) in that it does not require a stabilizing agent to slow the natural dissolution of clots.
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
Thrombin stand-alone and flowable thrombin: our thrombin stand-alone product candidate is being developed with

Ethicon for general surgical use as a product extension of our fibrin sealant. Our flowable (or kitted) thrombin product candidate is also being developed with Ethicon and combines our thrombin stand-alone product candidate with a medical device provided by Ethicon. In November 2006, we submited to the FDA the results of a multi-center, Phase III pivotal trial for thrombin stand-alone.
Adhexil: our anti-adhesion product candidate is based on our fibrin sealant platform and is intended for use as a barrier substance to prevent post-operative adhesions. We filed an IND for the comencement of clinicals trails with Adhexil in December 2006.
Passive Immunotherapy(antibody)
Hepatitis B Immune Globulin or HBIG: our product used to prevent reinfection of a transplanted liver with hepatitis B virus, or HBV, in patients with chronic HBV infection. We market HBIG mainly in Israel for this indication. On May 7, 2007, we filed with the health authorities in Sweden for an approval to sell HBIG in that country.
Intravenous Immune Globulin or IVIG: our product primarily used to provide ongoing treatment for diseases and disorders of the body’s immune system by providing a broad selection of antibodies that mimic a healthy immune system. We market IVIG mainly in Israel for immune deficiency indications.
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
On April 26, 2006, we consummated an IPO, in which we sold 3,437,500 shares of common stock, $0.01 par value per share, at a price of $10 per share. In May 2006, the IPO underwriters exercised their option for an additional 515,625 shares of common stock. Net proceeds to us from the IPO, including the sale of additional shares to the underwriters, after deducting underwriting discounts and commissions and offering expenses, were $34.1 million. On December 20, 2006, we consummated a follow-on offering, in which we sold 1,500,000 shared of common stock, $0.01 par value per share, at a price of $32 per share. In January 2007, the follow-on offering underwriters exercised their option for an additional 235,109 shares of common stock. Net proceeds to us from the follow-on, including the sale of additional shares to the underwriters, after deducting underwriting discounts and commissions and offering expenses, were $51.4 million.
Our revenues are derived from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development revenues and grants. We derive product sales revenues and development revenues and grants revenues from both our biosurgical and passive immunotherapy product lines. Our biosurgical product sales revenues are comprised of unit sales and revenue recognition of upfront fees and milestone payments under our collaboration agreements. For the three months ended March 31, 2006 and 2007, 88% and 87%, respectively, of our biosurgical product sales were generated from unit sales. Our passive immunotherapy product sales revenues are generated primarily from product sales. Our biosurgical product line generates development revenues from collaborators in connection with our research and development, while the passive immunotherapy product line generates these revenues from government grants.
During the three months ended March 31, 2006 and 2007, our biosurgical product line generated approximately 29% and 38%, respectively, of our revenues and our passive immunotherapy product line generated approximately 70% and 62%, respectively, of our revenues. In the three months ended March 31, 2006 and 2007, approximately 1% and 0% of our revenues were generated by sales of other plasma-derived products, such as Factor VIII and albumin, that we ceased producing in 2005. Revenues from these products are not included in either our biosurgical or passive immunotherapy revenues. Beginning in 2004, we began to reduce production of these products due to price erosion.

For the three months ended March 31, 2006 and 2007, net profits were $3.2 million and $3.4 million, respectively. We have experienced considerable quarter-to-quarter variations in our results of operations, consequently these quarterly results should not be reviewed as predictive of future results.
Our functional currencies are the U.S. dollar and the Euro, which are the primary currencies of the economic environments in which we operate. Our consolidated financial statements include the financial statements of our Belgian subsidiary, Omrix Biopharmaceuticals S.A., which are translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards, or SFAS, No. 52, “Foreign Currency Translation.” Omrix Biopharmaceuticals S.A. is primarily engaged in European regulatory affairs, marketing and logistics support. Because our reporting currency is the dollar, fluctuations in the Euro-dollar exchange rate have an impact on our operating results. Part of Omrix Ltd.’s expenses are denominated in Israeli NIS and, therefore, fluctuations in the NIS- dollar exchange rate have an impact on our operating results. In addition, in 2006 we were paid in British pounds under the contract we were awarded by the United Kingdom to provide VIG to the United Kingdom Department of Health. Therefore, we were exposed to fluctuations in the British pound-dollar exchange rate through 2006.
FDA Approvals and Related Developments
In November 2006, we submitted a BLA to the FDA containing the results of a non-inferiority pivotal Phase 3 clinical trial which measured and demonstrated the equivalence of human thrombin to bovine thrombin in achieving hemostasis in a number of surgery procedures in terms of efficacy.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007, Compared To Three Months Ended March 31, 2006
Revenues
Our revenues increased by $2.9 million, or 25%, from $11.3 million for the three months ended March 31, 2006 to $14.2 million for the three months ended March 31, 2007. This increase is the result of a 11% increase in product sales revenues and an increase of 155% in development revenues.
Our revenues for each of our product lines for the three months ended March 31, 2006 and 2007 are presented in the table below, as well as revenues from other plasma-derived products.

	Three months
	ended March 31,
	2006	2007
	(unaudited)	(unaudited)
	US dollars, in thousands
Biosurgical products:
Product sales	$2,293	$2,754
Development revenues	938	2,625

Total	3,231	5,379

Passive immunotherapy products:

Product sales	7,716	8,493
Grants	206	295

Total	7,922	8,788

Other products	149	2

Total	$11,302	$14,169

Biosurgical
General
Revenues from our biosurgical product line increased by $2.2 million, or 66%, from $3.2 million for the three months ended March 31, 2006 to $5.4 million for the three months ended March 31, 2007.
Product Sales
Biosurgical product sales revenues increased by $461,000, or 20%, from $2.3 million for the three months ended March 31,2006 to $2.8 million for the three months ended March 31, 2007. This increase was primarily due to increased unit sales of Evicel to Ethicon in the U.S. and Quixil in Europe.
Development Revenues
Biosurgical development revenues increased by $1.7 million, or 180%, from $938,000 for the three months ended March 31, 2006 to $2.6 million for the three months ended March 31, 2007. This increase is due to projects in connection with the development of our fibrin patch product candidate and other collaborations.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line increased by $866,000, or 11%, from $7.9 million for the three months ended March 31, 2006 to $8.8 million for the three months ended March 31, 2007.
Product Sales
Passive immunotherapy product sales revenues increased by $777,000, or 10%, from $7.7 million for the three months ended March 31, 2006 to $8.5 million for the three months ended March 31, 2007. This increase was due to increased product revenues from IVIG, which resulted from an increase in the number of IVIG units sold as well as an increase in the price per unit. For the three months ended March 31, 2006, we had $2.8 million in VIG sales. No VIG sales were recorded in the three months ended March 31, 2007. Excluding the VIG sales in the first quarter of 2006, passive immunotherapy product sales increased by $3.6 million, or 72%.
Grants
Passive immunotherapy grants revenues increased by $89,000, or 43%, from $206,000 for the three months ended March 31, 2006 to $295,000 for the three months ended March 31, 2007. These amounts were recognized in connection with grants from the NIH in connection with the development of our HT-VIG and WNIG product candidates. This increase reflects the increase in NIH funded activities for these product candidates.

Cost of Revenues
Our cost of revenues increased by $2.7 million, or 43%, from $6.1 million for the three months ended March 31,
2006 to $8.8 million for the three months ended March 31, 2007.
Cost of Product Sales and Gross Margin
Our cost of product sales increased by $1.7 million, or 32%, from $5.4 million for the three months ended March 31,
2006 to $7.1 million for the three months ended March 31, 2007. Gross product sales margin for the three months ended March 31, 2007 were 37% compared to 47% for the three months ended March 31, 2006. The decrease in gross margins is primarily due to the higher cost per unit of IVIG which was manufactured from plasma used for the manufacturing of this product only, and the fact that in 2007 we had no VIG sales, which have relatively high gross margins.
Cost of Development Revenues and Grants
Cost of development revenues and grants increased by $921,000, or 116%, from $789,000 for the three months ended
March 31, 2006 to $1.7 million for the three months ended March 31, 2007. This increase reflects the increased clinical activity in the development of our product candidates.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $97,000, or 14%, from $691,000 for the three months ended March 31, 2007 to $788,000 million for the three months ended March 31, 2007 .
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses increased by $929,000 million, or 61%, from $1.5 million for the three months ended March 31, 2006 to $2.4 million for the three months ended March 31, 2007. This increase is mainly due to expenses related to being a public company and our increased presence in the U.S. Our selling and marketing expenses were 14% and 12% of total selling, marketing, administrative and general expenses for the three months ended March 31, 2006 and 2007, respectively.
Financial Income (Expenses), Net
Our financial income, net, for the three months ended March, 2007 were $1.2 million, compared to financial income, net, of $282,000 for the three months ended March 31, 2006.
Currency exchange income in the three months ended March 31, 2007 amounted to $129,000 compared to currency exchange income of $531,000 for the three months ended March 31, 2006. Currency exchange income is mainly due to the strengthening of the Euro to the U.S. Dollar.
Net Income
Net income for the three months ended March 31, 2006 and 2007 was $3.2 million and $3.4 million, respectively, or $0.29 per share in the three months ended March 31, 2006 compared to $0.20 in the three months ended March 31, 2007, all on a fully diluted basis. Effecting our net income for the three-month period ended March 31, 2007, were $327,000 in equity-based compensation expenses, compared to $51,000 in the three-month period ended March 31, 2006, and a $303,000 increase in operational expenses as a result of the devaluation of the U.S. dollar to the NIS. The number of shares included in the calculation of earnings per share increased from 11,167,446 shares for the three months ended March 31, 2006 to 17,305,884 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2007, our cash and cash equivalents and short term investments were $83.7 million compared to $2.7 million as of March 31, 2006.
Net cash used in operating activities was $3.5 million for the three months ended March 31, 2007. These amounts were used primarily for working capital to finance the increase in inventory and trade receivables which increased during the three months ended March 2007 by $5.0 million.
Net cash used in investing activities was $29.6 million for the three months ended March 31, 2007. These activities consisted primarily of investments in short-term deposits. Property, plant and equipment investment amounted to $1.2 million in the three months ended March 31, 2007. Such investments were primarily related to our new manufacturing facility in Jerusalem.
Net cash provided from financing activities was $6.5 million. The cash from financing activities consisted primarily of cash received from the exercise by underwriters of an over-allotment option in connection with our follow-on offering.
Net cash used in operating activities was $3.3 million for the three months ended March 31, 2006.
Net cash used for investing activities was $144,000 for the three months ended March 31, 2006. These activities consisted primarily of investment in property, plant and equipment.
Net cash used in financing activities was $380,000 for the three months ended March 31, 2006. Net cash used for financing activities included $691,000 of repayment of long-term loans
NEW ADOPTION OF ACCOUNTING PRONOUNCEMENT
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties.
FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings.
Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no material impact on the Company’s financial statements and no additional accruals for tax contingencies were recorded.
The Company files U.S. federal income tax returns as well as income tax returns in various foreign jurisdictions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company may be subject to examination, in the following major jurisdictions for the years specified In foreign jurisdictions we may be subject to examination in Israel for 2003 through 2006 and Belgium for 2005 through 2006.

RECENT ACCOUNTING PRONOUNCEMENTS
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
The Company uses credit facilities and obtained loans in NIS. As of March 31, 2007, the Company’s short and long term debt consisted of the following (amounts in US Dollar thousands):

	Amount at	Interest Rate at
	March 31,	March 31,
Term and Currency	2007	2007
Long term NIS credit — fixed interest rate	501	7.32%
Long term NIS credit — variable interest rate	501	6.70%
The Company uses different financial facilities and deposits for its cash and cash equivalents, short and long term investments. As of March 31, 2007, the Company’s cash and cash equivalents and short and long term deposits consisted of the following (amounts in US Dollar thousands):

	Amount at	Interest Rate at
	March 31,	March 31,
Term and Currency	2007	2007
Cash and cash equivalents USD deposits	16,289	4.79%
Cash and cash equivalents Euro deposit	2,491	2.21%
Cash and cash equivalents NIS deposits	604	3.08%
Cash and cash equivalents GBP deposits	11	0.00%
Short term USD deposits	54,997	5.26%
Short term USD deposits - auction rate securities	9,350	5.38%
Long term USD deposits	111	0.00%
Long term Euro deposits	49	1.85%
Long term NIS deposits	175	4.17%
Overnight deposits and money market funds are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.
The proceeds from our IPO and follow-on offering are being invested with the primary objectives of liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings.
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
Although we have attained and maintained profitability since the three months ended December 31, 2005, we have accumulated significant operating losses since our inception. As of March 31, 2007, we had an accumulated deficit of approximately $65.6 million. In addition, we have historically experienced considerable quarter-to-quarter variation in our results of operations and may not generate sufficient revenues from product sales in the future to maintain profitable operations. Further, we may not be able to sustain or increase profitability on a quarterly or annual basis. In particular, we may not be able to maintain profitability in the future as we expand our manufacturing capabilities, fund our research and development activities and seek additional regulatory approvals. If we are unable to maintain profitability, the market value of our common stock will decline.
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
Our revenues from the sale of Evicel and Quixil, and the revenues for any other product that Ethicon distributes under the agreement, will depend heavily on the efforts of Ethicon. Ethicon has significant discretion in determining the efforts and resources it applies to sales of our products. Furthermore, regardless of the effort and resources it invests, Ethicon may not be effective in marketing our products. In addition, Ethicon is a large medical device company with global operations and its own corporate agenda, which may not be consistent with our best interests. For example, Ethicon may develop competing products and reduce its marketing and development support for our products and product candidates, which would reduce our revenues.

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

We operate in international markets. We generate significant revenues and incur operating expenses outside the U.S. principally in New Israeli Shekels, or NIS, and Euros. However, the amount of our revenues denominated in a particular currency typically varies from the amount of expenses denominated in that currency, which exposes us to losses resulting from currency fluctuations. For the three months ended March 31, 2007, the percentages of our revenues and expenses denominated in U.S. dollars, NIS and Euros were as follows:

Currency	Revenues	Expenses
U.S. dollars	85%	63%
NIS	—	26%
Euros	15%	10%
Other	—	1%
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
The success of our business is highly dependent on our management as well as our senior manufacturing and scientific personnel. We also rely on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. In addition, we require additional skilled personnel in areas such as business and clinical development. We do not maintain key-person life insurance on any of our officers, employees or consultants. In addition, although we have employment agreements with key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. The pool of individuals with relevant experience in biopharmaceuticals is limited, and retaining and training personnel with the skills necessary to operate our business effectively is challenging, costly and time-consuming. If we lose the services of any key personnel, which includes Robert Taub and Nissim Mashiach, our business, financial condition and results of operations could be materially and adversely affected.
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
Variable demand by governments for passive immunotherapy products for biodefense applications or our inability to obtain additional government contracts for such products may affect our revenues from this area of our passive immunotherapy product line.
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
Our directors and executive officers beneficially own approximately 18.7% of our common stock. In particular, Robert Taub owns 16.2% of our common stock. As a result, our directors and executive officers, acting together, or Robert Taub, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers or other significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 16,844,625 shares of common stock based on the number of shares outstanding as of March 31, 2007. Certain of the holders of our common stock and warrants have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
We used approximately $3.8 million to repay principal, accrued interest and a prepayment premium to holders of our convertible promissory notes who demanded such prepayments under the terms of the notes. We also repaid all amounts outstanding under our loan and security agreement with Hercules, including the prepayment penalty in the total amount or $4 million. We intend to use the remaining proceeds (i) to finance the construction of our second manufacturing facility, (ii) to fund our plan to expand our biosurgical product line and to penetrate the market for biosurgical products in Japan and other countries and (iii) for working capital and other general corporate purposes. We regularly assess the specific uses and allocations of the offering proceeds. From April 20, 2006 to March 31, 2007, we invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments.
On December 14, 2006, our registration statement on Form S-1 (Reg. No. 333-139094) for the offering of 1,500,000 shares of our common stock by us and 750,000 shares of our common stock by the selling stockholders and an additional 337,500 shares to be purchased by the underwriters from us and a certain selling stockholder to cover the underwriters’ over-allotments was declared effective. The offering was consummated on December 20, 2006 and did not terminate before any securities were sold. The underwriters exercised their over-allotment option in full in January 2007. The gross aggregate purchase price of the common stock offered and sold by us was approximately $55.5 million, including exercise of the underwriters’ over-allotment.

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
OMRIX BIOPHARMACEUTICALS, INC

Dated: May 14, 2007	By:	/s/ Robert Taub Robert Taub
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2007	By:	/s/ Michael Burshtine Michael Burshtine
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.