Form 10-Q/A
period 2007-03-31
Omrix Biopharmaceuticals, Inc.
filed 2007-05-24
CIK 1349426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

Large accelerated filer: ☐ Accelerated filer: ☐ Non-accelerated filer: ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO: ☐
     Number of shares outstanding of the registrant’s Common Stock as of May 7, 2007: 16,849,026 shares.

Explanatory Note
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “Original Filing”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2007, is being filed to amend Exhibit 32 by correcting the date referenced in such exhibit to March 31, 2007 from March 31, 2006. No other information in our Quarterly Report on Form 10-Q as filed on May 14, 2007 with the SEC is amended hereby, all such information continues to speak as of the date of the Original Filing, and, except for the amendment of Exhibit 32, this Amendment No. 1 does not update the disclosure contained in the Original Filing to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing.
Form 10-Q
For the Quarter Ended March 31, 2007
INDEX
Signature Page
Exhibit Index
EX- 32: Section 906 Certification of CEO and CFO

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMRIX BIOPHARMACEUTICALS, INC

Dated: May 24, 2007	By:	/s/ Robert Taub

President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 24, 2007	By:	/s/ Michael Burshtine

Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.