Form 10-Q
period 2007-06-30
Omrix Biopharmaceuticals, Inc.
filed 2007-08-09
CIK 1349426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2147005 (I.R.S. Employer Identification No.)

630 Fifth Avenue, 22nd Floor
New York, New York	10111
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer: ☐      Accelerated filer: ☑      Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Number of shares outstanding of the registrant’s Common Stock as of July 30, 2007: 16,943,474 shares.

Omrix Biopharmaceuticals, Inc.
Form 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
(U.S. dollars, in thousands)

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,892	$13,416
Short-term investments and marketable securities	35,193	70,324
Trade receivables, net of allowance for doubtful accounts of $15 at December 31, 2006 and June 30, 2007	9,748	11,557
Prepaid expenses and other current assets	2,453	5,492
Inventory	17,419	20,473

Total current assets	110,705	121,262

Long-term receivables	2,751	600

Property, plant and equipment, net	7,692	10,292

Other assets	497	468

Total assets	$121,645	$132,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(U.S. dollars, in thousands, except share and per share data)

	December 31,	June 30,
	2006	2007
		(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term loans	$801	$792
Accounts payable and accruals:
Trade	7,498	7,403
Other	7,481	6,463

Total current liabilities	15,780	14,658

Long-term liabilities:
Long-term loans, net of current maturities	394	—
Deferred revenues	8,472	7,282
Other long-term liabilities	915	1,026

Total long-term liabilities	9,781	8,308

Total liabilities	25,561	22,966

Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Common stock of $0.01 par value—
Authorized: 43,636,364 shares at December 31, 2006 and June 30, 2007 (Unaudited); Issued: 16,590,409 and 16,941,487 shares at December 31, 2006 and June 30, 2007 (Unaudited), respectively; Outstanding: 16,583,284 and 16,934,362 shares at December 31, 2006 and June 30, 2007 (Unaudited), respectively;	166	169
Preferred stock of $0.01 par value—
Authorized: 7,272,727 shares at December 31, 2006 and June 30, 2007; Issued and outstanding: None at December 31, 2006 and June 30, 2007	—	—
Additional paid-in capital	167,546	176,123
Treasury stock, at cost (7,125 shares at December 31, 2006 and June 30, 2007)	(44)	(44)
Accumulated other comprehensive loss	(2,570)	(2,498)
Accumulated deficit	(69,014)	(64,094)

Total stockholders’ equity	96,084	109,656

Total liabilities and stockholders’ equity	$121,645	$132,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. dollars, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
Product sales	$13,814	$9,109	$23,972	$20,358

Development services and grants	2,265	2,049	3,410	4,969

Total revenues	16,079	11,158	27,382	25,327
Cost of revenues:
Product sales	5,543	5,707	10,902	12,761
Development services and grants	1,450	1,243	2,239	2,954

Total cost of revenues	6,993	6,950	13,141	15,715
Gross profit	9,086	4,208	14,241	9,612
Research and development, clinical and regulatory expenses,	899	1,394	1,590	2,182
Selling, marketing, general and administrative expenses	3,209	3,147	4,721	5,587

Operating income (loss)	4,978	(333)	7,930	1,843
Financial income (expenses), net	(457)	967	(175)	2,173
Other income	790	904	790	904

Net income	$5,311	$1,538	$8,545	$4,920

Net income per share -
Basic net income per share of common stock	$0.38	$0.09	$0.69	$0.29

Diluted net income per share of common stock	$0.38	$0.09	$0.67	$0.28

Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share	13,932,097	16,862,457	12,415,704	16,821,527

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income per share	14,162,052	17,308,733	12,673,173	17,309,746

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income	$8,545	$4,920
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	446	498
Amortization of intangible assets and deferred charges	176	29
Increase in accrued severance pay, net	22	94
Accrued interest and exchange rates differences, net	42	(995)
Non cash stock-based compensation expenses	925	910
Non cash other income	(790)	(904)
Inventory write-offs	85	45
Unrealized foreign exchange differences, net	(1,491)	(47)
Interest and amortization of discount on convertible notes	(181)	—
Increase in trade receivables, net	(6,678)	(1,802)
Increase in prepaid expenses and other current assets	(222)	(1,886)
Increase in inventory	(5,708)	(2,186)
Increase (decrease) in accounts payable and accruals:
Trade	222	309
Other	4,036	(493)
Deferred revenues	1,917	(1,721)

Net cash provided by (used in) operating activities	1,346	(3,229)

Cash flows from investing activities:
Purchase of property, plant and equipment	(285)	(2,720)
Purchases of short-term investments	(15,900)	(51,620)
Purchases of long-term investments	(102)	(25)
Proceeds from sale of short-term investments	—	16,330
Proceeds from sale of long-term investments		2,197

Net cash used in investing activities	(16,287)	(35,838)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Omrix Biopharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. dollars, in thousands)

	Six months ended June 30,
	2006	2007
Cash flows from financing activities:
Short-term credit from banks, net	(1,867)	—
Costs relating to initial public offering (IPO) and follow-on offering	(613)	(787)
Repayment of long-term loans	(5,195)	(395)
Repayment of convertible promissory notes	(1,967)	—
Proceeds from exercise of options	333	538
Proceeds from IPO and follow-on offering	36,764	7,124

Net cash provided by financing activities	27,455	6,480

Translation differences from cash balances of subsidiary	(62)	111

Increase (decrease) in cash and cash equivalents	12,452	(32,476)
Balance of cash and cash equivalents at beginning of period	6,494	45,892

Balance of cash and cash equivalents at end of period	$18,946	$13,416

(1) Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,276	$40

(2) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$264	$376

Non-cash investments in costs relating to IPO and follow-on offering deferred charges	$928	$—

Options exercise — cash received subsequent to the balance sheet date	$—	$34

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
During 2006, the Company consummated an initial public offering (the “IPO”) and a follow-on offering of its common stock. In January 2007, the underwriters of the Company’s December 2006 follow-on offering exercised their over-allotment option
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
a. Unaudited Interim Financial Information:
The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2007 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.
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
Omrix S.A.’s functional currency has been determined to be its local currency. Accordingly, assets and liabilities are translated at period-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the year. Such translation adjustments are recorded as a separate component of accumulated other comprehensive loss, “foreign currency translation adjustments” in the consolidated statements of changes in stockholders’ equity.
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
The interest rate of auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date. Although the maturity dates of such securities are beyond one year from the date of purchase, the Company has classified its investments in auction rate securities as available for sale securities. At June 30, 2007, the fair market value of the auction rate securities was the same as the original cost.
f. Recently adopted accounting pronouncement
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties.
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
g. Reclassification:
Certain reclassifications were made to prior year’s financial statements to conform to the current year’s presentation.
h. Recently issued accounting pronouncements in the United States:
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The

Company believes that the adoption of SFAS 157 will not have a material effect on its financial position and results of operations.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company believes that the adoption of SFAS 159 will not have a material effect on its financial position and results of operations.
NOTE 3: SHORT-TERM INVESTMENTS
Short-term investments at June 30, 2007 are comprised as follow:

	Average
	interest rate at
	June 30,	December 31,	June 30,
	2007	2006	2007
			(unaudited)
Auction rate securities	5.33%	$8,846	$8,366
Short-term deposits	5.25%	26,347	59,889
Corporate bonds	5.47%	—	2,069

		$35,193	$70,324

	June 30, 2007 (unaudited)
			Gross unrealized
	Amortized Cost	Accrued interest	losses	Fair value
Corporate bonds	$2,081	$16	$(28)	$2,069
NOTE 4: INVENTORY

	December 31,	June 30,
	2006	2007
		(unaudited)
Raw materials	$9,996	$11,149
Work in progress	849	1,242
Finished products(1)	6,574	8,082

	$17,419	$20,473

(1)	At December 31, 2006 and June 30, 2007, includes inventory at a customer site, for which revenue was not yet recognized, in a total amount of $392 and none (unaudited), respectively.
For the year ended December 31, 2006 and for the six-month period ended June 30, 2007, the Company wrote-off approximately $95 and $45, respectively, to reflect products with short-term expiration dates and product market prices that are lower than cost. These write-offs were included in cost of revenues.

NOTE 5: SHORT-TERM CREDIT FROM BANKS AND LONG-TERM LOANS
a. Long-term loans:

	Annual
	interest rate at
	June 30,	December 31,	June 30,
	2007	2006	2007
			(unaudited)
Bank loans(1)	6.2-7.32%	$1,195	$792
Less— current maturities		(801)	(792)

		$394	$—

(1)	The bank loans are denominated in NIS. The loans at June 30, 2007 mature in 2008.
b. Short-term bank credit and loans:

	December 31,	June 30,
	2006	2007
		(unaudited)
Current maturities of long-term loans	$801	$792

	$801	$792

Total credit available at June 30, 2007 amounted to $3,930. According to the terms of the credit line, borrowing interest rate will be determined at the date of withdrawal from the facility.
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
c. On November 15, 2002, the Company entered into a lease agreement with Fiporix Belgium, SA. Under the Lease Agreement, the Company provided the lessor with a guarantee equivalent to six months rent. As of June 30, 2007 the guarantee amounted to $34.
d. On May 15, 2006, the Company entered into a operating lease agreement with Nichsei Har Hozvim Ltd. for the lease of premises for a new production plant in Jerusalem. This lease agreement is for a period of ten years with three options to renew by the Company, of three years each. The average monthly lease costs are approximately $32 and is being charged to the statement of operations. In addition, the Company paid a deposit of $102 which was classified as long-term receivables.
e. On September 19, 2006, the Company entered into a five-year lease agreement, commencing January 1, 2007, for office space in New York City. On March 12, 2007, the five-year lease agreement was amended to include additional office space and extended for a period of 10 years. The monthly payment was amended to approximately $83 per month for the first five years of the agreement and $71 thereafter. In connection with the lease agreement, the Company provided to the office space landlord a letter of credit (“LC”) in the total amount of $1,116. The Company pledged to the bank issuing the LC a short-term deposit in the approximate amount of the LC.
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
g. On August 4, 2006, the Company entered into a construction agreement with S&A Design and Construction Ltd., an Israeli engineering company, to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacturing of biosurgical products. Under the terms of the agreement, the engineering company will complete the design and construction of the plant for a total consideration of $15,900, subject to increases as described in the agreement. As of June 30, 2007, the Company paid $5,504 under this agreement.
h. On October 8, 2006, Omrix Ltd. entered into a supply agreement (the “Supply Agreement”) with Talecris Biotherapeutics, Inc. (“Talecris”). Under the terms of the Supply Agreement, Talecris shall supply and Omrix Ltd. shall purchase certain minimum quantities of cryoprecipitate derived from plasma fractionated at Precision Pharma Services, Inc.’s facility. In accordance with the terms of the Supply Agreement, Omrix Ltd. has a right of first refusal to purchase additional cryoprecipitate. In consideration of the right of first refusal, Omrix Ltd. paid Talecris $1,000 upon signing the Supply Agreement and is obligated to make three subsequent payments of $100 each for maintaining the right of first refusal if certain regulatory approvals will be obtained. In addition, if Omrix Ltd. exercises its option to renew the Supply Agreement upon its termination, it will also be obligated to make two additional payments of $100 each. As of June 30, 2007, the Company recorded the

$1,000 payment as a short-term prepaid expense since according to the Supply Agreement this amount is refundable until certain regulatory approval will be received or in case that the Company will be obligated to purchase certain quantities of cryoprecipitate. As of June 30, 2007, the prepaid expense remained refundable. In July 2007, the regulatory approval mentioned above was obtained, and consequently, the prepaid expense of $1,000 became non-refundable.
NOTE 7: STOCKHOLDERS’ EQUITY
a. Share capital:
In January 2007, the underwriters of the Company’s December 2006 follow-on offering exercised their over-allotment option, resulting in the issuance of an additional 235,109 shares of Common Stock, $0.01 par value, and net proceeds to the Company of $7,124.
In the three and six month periods ended June 30, 2007, a total of 62,737 and 83,969 options and warrants were exercised into common stock for an aggregate consideration of $402 and $573, respectively.
b. Stock-based compensation:
In the six months ended June 30, 2007, the Company granted 231,700 options to its employees of which 40,000 were granted to executive officers. During this period the Company recorded $433 compensation costs related to employees’ stock options. As of June 30, 2007, there was an unrecognized compensation cost of $5,228 related to stock options that is expected to be recognized in future periods.
The fair value of stock-based awards was estimated using the Black-Scholes option valuation model for all grants starting January 1, 2007 with the following assumptions for the six months ended June 30, 2007:

six months ended
June 30, 2007
Weighted average exercise prices	34.78
Weighted average expected term (years)	6.25
Interest rates	4.44-5.08%
Weighted average forfeiture rate	5.82%
Dividend yield	0%
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

In the six months ended June 30, 2007, the Company granted 63,438 shares of restricted stock to employees of which 10,000 were granted to executive officers. The shares are restricted because they have restrictions on sale and risk of forfeiture until vested by continued employment. 26,438 shares of restricted stock will vest over a period of four years and the restrictions shall be lifted at a rate of 6.25% per quarter at the last day of each quarter. In addition, 20,000, 12,000 and 5,000 shares of restricted stock shall vest fully on the third, second and first anniversary of the grant date, respectively. The fair value of the shares of restricted stock was determined using the closing price of the Company’s common stock on the Nasdaq Global Stock Market on the date of grant.
In the six months ended June 30, 2007, the Company recorded $228 compensation costs related to shares of restricted stock. As of June 30, 2007, there was an unrecognized compensation cost of $1,998 related to shares of restricted stock that is expected to be recognized in future periods.
c. Comprehensive income:
The following table sets forth the total comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net income	$5,311	$1,538	$8,545	$4,920
Foreign currency translation adjustments, net	(1,038)	(14)	(1,552)	72
Unrealized loss on available-for-sale securities	—	(28)	—	(28)

Comprehensive income	$4,273	$1,496	$6,993	$4,964

NOTE 8: NET INCOME PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share:
a. Numerator:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net income available to common stockholders for basic and diluted net earnings per share	$5,311	$1,538	$8,545	$4,920

b. Denominator:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
		Number of shares
Weighted average number of shares of common stock for basic net earnings per share of common stock	13,932,097	16,862,457	12,415,704	16,821,527
Options, restricted shares and warrants to employees and non-employees service providers	229,955	446,276	257,469	488,219

Denominator for diluted net earnings per share of common stock	14,162,052	17,308,733	12,673,173	17,309,746

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements that provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in forward-looking statements for many reasons, including the factors described in the section below entitled ‘‘Risk Factors’’ and in the section entitled “Management’s discussion and analysis of financial condition and results of operations” in our 10-K for the fiscal year ended December 31, 2006. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Unless required by law, we undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
Our current biosurgical products are fibrin sealants used as an adjunct to hemostasis in surgical procedures, marketed as Evicel in the U.S. and as Quixil outside of the U.S. Evicel is sold in the U.S., the EU and several other European countries under a distribution and supply agreement we have with Ethicon, Inc., a Johnson and Johnson company. We sell Quixil in several other countries directly or through local distributors.
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
Below is a brief description of our products and product candidates:
Biosurgical
Evicel/Quixil: our liquid fibrin sealant product used for hemostasis in surgical procedures marketed as Evicel in the U.S. by Ethicon. and as Quixil outside the U.S. by Ethicon in Europe and directly by us and local distributors in other territories.
Evicel™: our second generation liquid fibrin sealant product that received marketing approval from the U.S. Food and Drug Administration, or FDA, in June 2006 is currently marketed in the US with indications in liver and vascular surgery. We are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the U.S. and the E.U. We are developing, in collaboration with Ethicon, additional indications for Evicel. It differs from our first generation fibrin sealant (marketed as Crosseal) in that it does not require a stabilizing agent to slow the natural dissolution of the clot.
Fibrin Patch (previously known as Biological Hemostatic Device or BHD): our novel biological hemostatic dressing that we are developing, in collaboration with Ethicon. This product candidate builds on our Evicel technology and is designed for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites. In June 2006, we completed the patient enrollment in the Fibrin Patch phase I clinical trial being conducted in Israel.

Thrombin stand-alone and flowable thrombin: our thrombin stand-alone product candidate is being developed with Ethicon for general surgical use, primarily for use in neurosurgery, as a product extension of our fibrin sealant. Our flowable (or kitted) thrombin product candidate is also being developed with Ethicon and combines our thrombin stand-alone product candidate with a medical device provided by Ethicon. In November 2006, we submitted to the FDA the results of a multi-center, Phase III pivotal trial for thrombin stand-alone.
Adhexil: our anti-adhesion product candidate is based on our fibrin sealant platform and is intended for use as a barrier substance to prevent post-operative adhesions. We filed an IND for the commencement of clinical trials with Adhexil in December 2006.
Passive Immunotherapy(antibody)
Hepatitis B Immune Globulin or HBIG: our product used to prevent reinfection of a transplanted liver with hepatitis B virus, or HBV, in patients with chronic HBV infection. We market HBIG mainly in Israel for this indication. On May 7, 2007, we filed with the health authorities in Sweden for the approval to sell HBIG in that country.
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
Our revenues are derived from two sources: (a) product sales, comprised of unit sales and revenue recognition of upfront fees and milestone payments, and (b) development revenues and grants. We derive product sales revenues and development revenues and grants revenues from both our biosurgical and passive immunotherapy product lines. Our biosurgical product sales revenues are comprised of unit sales and revenue recognition of upfront fees and milestone payments under our collaboration agreements. For the three months ended June 30, 2006 and 2007, 91% and 89%, respectively, of our biosurgical product sales were generated from unit sales. For the six months ended June 30, 2006 and 2007, 90% and 88%, respectively, of our biosurgical product sales were generated from unit sales. Our passive immunotherapy product sales revenues are generated primarily from product sales. Our biosurgical product line generates development revenues from our collaborators in connection with our research and development, while the passive immunotherapy product line generates these revenues from government grants.
During the three and six months ended June 30, 2007, our biosurgical product line generated approximately 45% and 41%, respectively, of our revenues and our passive immunotherapy product line generated approximately 55% and 59%, respectively, of our revenues.

For the three months ended June 30, 2006 and 2007, net income was $5.3 million and $1.5 million, respectively. We have experienced considerable quarter-to-quarter variations in our results of operations, consequently these quarterly results should not be reviewed as predictive of future results.
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
FDA Approvals and Related Developments
On May 9, 2007, the FDA approved our sBLA to market Evicel in vascular surgery. We are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the U.S. and the EU.
On July 3, 2007, the FDA approved our use of Cryoprecipitate (“cryo”) from Talecris Biotherapeutics, Inc. Cryo is a plasma fraction containing coagulation proteins and the raw material from which we manufacture BAC, the fibrinogen component in our fibrin sealants.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues
Our revenues decreased by $4.9 million, or 31%, from $16.1 million for the three months ended June 30, 2006 to $11.2 million for the three months ended June 30, 2007. This decrease is the result of a 34% decrease in product sales revenues and a decrease of 10% in development revenues.
Our revenues for each of our product lines for the three months ended June 30, 2006 and 2007 are presented in the table below, as well as revenues from other plasma-derived products.

	Three months
	ended June 30,
	2006	2007
	(unaudited)	(unaudited)
Biosurgical products:
Product sales	3,402	3,263
Development revenues	2,040	1,770

Total	5,442	5,033

Passive immunotherapy products:

Product sales	10,400	5,844
Grants	225	279

Total	10,625	6,123

Other products	12	2
Total	16,079	11,158
Biosurgical
General
Revenues from our biosurgical product line decreased by $409,000, or 8%, from $5.4 million for the three months ended June 30, 2006 to $5.0 million for the three months ended June 30, 2007.
Product Sales
Biosurgical product sales revenues decreased by $139,000, or 4%, from $3.4 million for the three months ended June 30, 2006 to $3.3 million for the three months ended June 30, 2007. This decrease was primarily due to the fact that we could not recognize revenues for Evicel batches manufactured using Talecris’ cryoprecipitate (“cryo”) which we expected to be approved by the FDA for Evicel manufacturing by the end of the quarter. Such approval was not received until the beginning of the third quarter, when such product was shipped.
Development Revenues
Biosurgical development revenues decreased by $271,000 million, or 13%, from $2.0 for the three months ended June 30, 2006 to $1.8 million for the three months ended June 30, 2007. This decrease reflects the shift in the focus of our research and development efforts from the laboratory to the clinical phase of the development of our fibrin sealant product candidates we are developing with Ethicon, as Ethicon pays such clinical development costs.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line decreased by $4.5 million, or 42%, from $10.6 million for the three months ended June 30, 2006 to $6.1 million for the three months ended June 30, 2007.
Product Sales
Passive immunotherapy product sales revenues decreased by $4.6, or 44%, from $10.4 million for the three months ended June 30, 2006 to $5.8 million for the three months ended June 30, 2007. This decrease was due to $4.5 million of VIG sales we recognized in the three months ended June 30, 2006 while no VIG sales were recorded in the three months ended June 30, 2007. Excluding the VIG sales in the first quarter of 2006, passive immunotherapy product sales remained flat.
Grants
Passive immunotherapy grants revenues increased by $54,000, or 24%, from $225,000 for the three months ended June 30, 2006 to $279,000 for the three months ended June 30, 2007. These amounts were recognized in connection with grants from the NIH in connection with the development of our HT-VIG and WNIG product candidates. This increase reflects the increase in NIH funded activities for these product candidates.
Cost of Revenues
Our cost of revenues decreased by $43,000, or 1%, from $7.0 million for the three months ended June 30, 2006 to $6.9 million for the three months ended June 30, 2007.
Cost of Product Sales and Gross Margin
Our cost of product sales increased by $164,000, or 3%, from $5.5 million for the three months ended June 30, 2006 to $5.7 million for the three months ended June 30, 2007. Gross product sales margin for the three months ended June 30, 2007 were 37% compared to 60% for the three months ended June 30, 2006. The decrease in gross margins is primarily due to the higher cost per unit of IVIG which was manufactured from plasma used for the manufacturing of this product only, and the fact that in 2007 we had no VIG sales, which have relatively high gross margins.
Cost of Development Revenues and Grants
Cost of development revenues and grants decreased by $207,000, or 14%, from $1.4 million for the three months ended June 30, 2006 to $1.2 million for the three months ended June 30, 2007.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $495,000, or 55%, from $899,000 for the three months ended June 30, 2006 to $1.4 million for the three months ended June 30, 2007. The increase in research and development, clinical and regulatory expenses, reflects our increased development efforts relating to our product candidates that are not developed in collaboration with third parties, in particular Adhexil.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses decreased by $62,000, or 2%, from $3.2 million for the three months ended June 30, 2006 to $3.1 million for the three months ended June 30, 2007. In the three months ended June 30, 2006, we recorded expenses related to the vesting acceleration of certain stock options upon the completion of our IPO in an amount of approximately $851,000. Excluding these stock option vesting acceleration costs, selling, marketing, general and administrative expenses for the three months ended June 30, 2007 increased by $789,000, or 33%, compared to the three months ended June 30, 2006. This increase is mainly due to increased expenses related to being a public company, such as insurance expenses and compliance expenses and our increased presence in the United States. Our selling and marketing expenses were 13% and 10% of total selling, marketing, administrative and general expenses for the three months ended June 30, 2006 and 2007, respectively.
Financial Income (Expenses), Net
Our financial income, net, for the three months ended June 30, 2007 were $1.0 million, compared to financial expenses, net, of $457,000 for the three months ended June 30, 2006. The financial expenses for the three months ended June 30, 2006 include $1.6 million of financial expenses related to a premium in the same amount that became due to holders of our convertible promissory notes upon repayment triggered by our IPO.
Currency exchange expenses in the three months ended June 30, 2007 amounted to $75,000 compared to currency exchange income of $1.2 million for the three months ended June 30, 2006
Other Income
In the three months ended June 30, 2007 we recorded $904,000 of other income as a result of raw materials received from the American Red Cross, or ARC, free of charge, pursuant to the termination provisions of our agreement with the ARC, which was terminated in July 2004. In the three months ended June 30, 2006, we recorded $790,000 of other income in connection with raw materials received pursuant to the termination of the ARC agreement. We do not expect to receive additional shipments of raw materials from the ARC.
Net Income
Net income for the three months ended June 30, 2006 and 2007 was $5.3 million and $1.5 million, respectively, or $0.38 per share in the three months ended June 30, 2006 compared to $0.09 in the three months ended June 30, 2007, all on a fully diluted basis. The number of shares included in the calculation of earnings per share increased from 14.2 million shares for the three months ended June 30, 2006 to 17.3 million shares for the three months ended June 30, 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues
Our revenues decreased by $2.1 million, or 8%, from $27.4 million for the six months ended June 30, 2006 to $25.3 million for the six months ended June 30, 2007. This decrease is the net result of a 15% decrease in product sales revenues and an increase of 46% in development revenues.
Our revenues for each of our product lines for the six months ended June 30, 2006 and 2007 are presented in the table below, as well as revenues from other plasma-derived products.

	Six months
	ended June 30,
	2006	2007
	(unaudited)	(unaudited)
Biosurgical products:
Product sales	5,695	6,018
Development revenues	2,978	4,394

Total	8,673	10,412

Passive immunotherapy products:

Product sales	18,116	14,336
Grants	432	575

Total	18,548	14,911

Other products	161	4
Total	27,382	25,327

Biosurgical
General
Revenues from our biosurgical product line increased by $1.7 million, or 20%, from $8.7 million for the six months ended June 30, 2006 to $10.4 million for the six months ended June 30, 2007.
Product Sales
Biosurgical product sales revenues increased by $323,000, or 6%, from $5.7 million for the six months ended June 30, 2006 to $6.0 million for the six months ended June 30, 2007. This increase is due to increased unit sales of Evicel to Ethicon in the U.S. and Quixil in Europe. The increase in biosurgery product sales was hampered by the fact that we had manufactured Evicel using Talecris’ cryo and had expected to receive FDA approval for the use of such cryo by the end of the second quarter. Such approval was not received until the beginning of the third quarter, when such product was shipped.
Development Revenues
Biosurgical development revenues increased by $1.4 million, or 48%, from $3.0 for the six months ended June 30, 2006 to $4.4 million for the six months ended June 30, 2007. This increase is due in large to projects in connection with the development of our fibrin patch product candidate.
Passive immunotherapy
General
Revenues from our passive immunotherapy product line decreased by $3.6 million, or 20%, from $18.5 million for the six months ended June 30, 2006 to $14.9 million for the six months ended June 30, 2007.
Product Sales
Passive immunotherapy product sales revenues decreased by $3.8 million, or 21%, from $18.1 million for the six months ended June 30, 2006 to $14.3 million for the six months ended June 30, 2007. This decrease was due to $7.3 million of VIG sales we recognized in the six months ended June 30, 2006 while no VIG sales were recorded in the six months ended June 30, 2007. Excluding the VIG sales in the first half of 2006, passive immunotherapy product sales increased by $3.5 million, or 32%.
Grants
Passive immunotherapy grants revenues increased by $143,000, or 33%, from $432,000 for the six months ended June 30, 2006 to $575,000 for the six months ended June 30, 2007. These amounts were recognized in connection with grants from the NIH in connection with the development of our HT-VIG and WNIG product candidates. This increase reflects the increase in NIH funded activities for these product candidates.
Cost of Revenues
Our cost of revenues increased by $2.6 million, or 20%, from $13.1 million for the six months ended June 30, 2006 to $15.7 million for the six months ended June 30, 2007.
Cost of Product Sales and Gross Margin

Our cost of product sales increased by $1.9 million, or 17%, from $10.9 million for the six months ended June 30, 2006 to $12.8 million for the six months ended June 30, 2007. Gross product sales margin for the six months ended June 30, 2007 were 37% compared to 55% for the six months ended June 30, 2006. The decrease in gross margins is primarily due to the higher cost per unit of IVIG which was manufactured from plasma used for the manufacturing of this product only, and the fact that in 2007 we had no VIG sales, which have relatively high gross margins.
Cost of Development Revenues and Grants
Cost of development revenues and grants increased by $715,000, or 32%, from $2.2 million for the six months ended June 30, 2006 to $3.0 million for the six months ended June 30, 2007. This increase reflects the increased activity in the development of our partnered product candidates.
Research and Development, Clinical and Regulatory Expenses, Net
Research and development, clinical and regulatory expenses increased by $592,000, or 37%, from $1.6 million for the six months ended June 30, 2007 to $2.2 million for the six months ended June 30, 2007. The increase in research and development, clinical and regulatory expenses reflects the increased development activity for our products candidates that are not developed in collaboration with third parties, in particular Adhexil.
Selling, Marketing, General and Administrative Expenses
Our selling, marketing, general and administrative expenses increased by $866,000, or 18%, from $4.7 million for the six months ended June 30, 2006 to $5.6 million for the six months ended June 30, 2007. This increase is mainly due to expenses related to being a public company and our increased presence in the United States. Our selling and marketing expenses were 13% and 11% of total selling, marketing, administrative and general expenses for the six months ended June 30, 2006 and 2007, respectively.
Financial Income (Expenses), Net
Our financial income, net, for the six months ended June 30, 2007 were $2.2 million, compared to financial expenses, net, of $175,000 for the six months ended June 30, 2006. Financial expenses for the six months ended June 30, 2006 include $1.6 million of financial expenses related to a premium in the same amount that became due to holders of the Company’s convertible promissory notes holders upon repayment triggered by an IPO.
Currency exchange income in the six months ended June 30, 2007 amounted to $55,000 compared to currency exchange income of $1.8 for the six months ended June 30, 2006. Currency exchange income is mainly due to the strengthening of the Euro to the U.S. Dollar.
Other Income
In the six months ended June 30, 2007, we recorded $904,000 of other income as a result of raw materials received from the ARC free of charge, pursuant to the termination provisions of our agreement with the ARC, which was terminated in July 2004. In the six months ended June 30, 2006, we recorded $790,000 of other income in connection with raw materials received pursuant to the termination of the ARC agreement. We do not expect to receive additional shipments of raw materials from the ARC.
Net Income
Net income for the six months ended June 30, 2006 and 2007 was $8.5 million and $4.9 million, respectively, or $0.67 per share in the six months ended June 30, 2006 compared to $0.28 in the six months ended June 30, 2007, all on a fully diluted basis. The number of shares included in the calculation of earnings per share increased from 12.7 million shares for the six months ended June 30, 2006 to 17.3 million shares for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2007, our cash and cash equivalents and short-term investments were $83.7 million compared to $81.1 million as of December 31, 2006.
Net cash used in operating activities was $3.2 million for the six months ended June 30, 2007. These amounts were used primarily for working capital to finance the increase in inventory and trade receivables which increased during the six months ended June 30, 2007 by $4.0 million.
Net cash used in investing activities was $35.8 million for the six months ended June 30, 2007. These activities consisted primarily of investments in short-term deposits. Property, plant and equipment investment amounted to $2.7 million in the six months ended June 30, 2007. Such investments were primarily related to our new manufacturing facility in Jerusalem.
Net cash provided from financing activities was $6.5 million for the six months ended June 30, 2007. Cash from financing activities consisted primarily of cash received from the exercise by the underwriters of their over-allotment option in connection with our follow-on offering.
Net cash from operating activities was $1.3 million for the six months ended June 30, 2006.
Net cash used for investing activities was $16.3 for the six months ended June 30, 2006. These activities consisted primarily of investments in short-term deposits.
Net cash provided by financing activities was $27.5 million for the six months ended June 30, 2006. Net cash from financing activities included $36.8 million of proceeds from our IPO.
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
Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 had no material impact on our financial statements and no additional accruals for tax contingencies were recorded.
We file U.S. federal income tax returns as well as income tax returns in various foreign jurisdictions. We may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2006. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. We may be subject to examination, in the following major jurisdictions for the years specified: in Israel for 2002 through 2006 and Belgium for 2005 through 2006.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material effect on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We believe that the adoption of SFAS 159 will not have a material effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from changes in interest rates associated with our short-term and long-term debt as well as those associated with our cash and cash equivalents and short and long-term investments.
We use credit facilities and obtain loans in NIS. As of June 30, 2007, our short- and long-term debt consisted of the following (amounts in US Dollar thousands):

	Amount at	Interest Rate at
	June 30,	June 30,
Term and Currency	2007	2007
Long-term NIS credit — fixed interest rate	392	7.32%
Long -term NIS credit — variable interest rate	392	6.20%
We use different financial facilities and deposits for our cash and cash equivalents, short- and long-term investments. As of June 30, 2007, our cash and cash equivalents and short- and long-term deposits consisted of the following (amounts in US Dollar thousands):

	Amount at	Interest Rate at
	June 30,	June 30,
Term and Currency	2007	2007
Cash and cash equivalents USD deposits	10,132	2.87%
Cash and cash equivalents Euro deposits	2,369	2.68%
Cash and cash equivalents NIS deposits	907	2.79%
Cash and cash equivalents GBP deposits	8	0.00%
Short-term USD deposits and bonds	60,727	5.25%
Short-term USD deposits - auction rate securities	8,350	5.33%
Long-term USD deposits	111	0.00%
Long-term Euro deposits	75	1.22%
Long-term NIS deposits	173	3.23%
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
Although we have attained and maintained profitability since the three months ended December 31, 2005, we have accumulated significant operating losses since our inception. As of June 30, 2007, we had an accumulated deficit of $64 million. In addition, we have historically experienced considerable quarter-to-quarter variation in our results of operations and may not generate sufficient revenues from product sales in the future to maintain profitable operations, as was the case in the three months period ended June 30, 2007. Further, we may not be able to sustain or increase profitability on a quarterly or annual basis. In particular, we may not be able to maintain profitability in the future as we expand our manufacturing capabilities, fund our research and development activities and seek additional regulatory approvals. If we are unable to maintain profitability, the market value of our common stock will decline.
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
Our future growth will depend in large part on our ability to develop successfully, obtain regulatory approval for and commercialize our product candidates, including our:
•	second generation fibrin sealant, Evicel, as an adjunct to general hemostasis;

•	Fibrin Patch, for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites;

•	thrombin stand-alone and a flowable thrombin, for specific surgical applications;

•	HT-VIG for smallpox vaccine-related complications and treatment of side effects and the prevention of the side effects of vaccination against smallpox; and

•	Adhexil which is intended for use as a barrier substance to prevent post-operative adhesions.
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
We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Tel Aviv, Israel. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, natural disaster, terrorist attack or military action, could significantly interrupt our manufacturing capability. These risks are exacerbated by the facility’s location in Israel, an area that has historically experienced significant geopolitical instability, including hostilities along Israel’s northern border between Israel and Hezbollah, a Lebanese Islamist Shiite militia group and political party, and between Israel and the Hamas militia in the Gaza Strip. Our new manufacturing plant, which we have commenced building, will be located in Jerusalem, Israel and will therefore be subject to many of the risks to which our current manufacturing facility is subject. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. In addition, a disruption at our sole manufacturing site may impair or delay our ability to meet product demands by Ethicon and we would be in breach of our agreement with them. Also, operating any new facilities may be more expensive than operating our current facility. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.
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
We operate in international markets. We generate significant revenues and incur operating expenses outside the U.S. principally in New Israeli Shekels, or NIS, and Euros. However, the amount of our revenues denominated in a particular currency typically varies from the amount of expenses denominated in that currency, which exposes us to losses resulting from currency fluctuations. For the six months ended June 30, 2007, the percentages of our revenues and expenses denominated in U.S. dollars, NIS and Euros were as follows:

Currency	Revenues	Expenses
U.S. dollars	89%	63%
NIS	—	24%
Euros	11%	11%
Other	—	2%
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
The success of our business is highly dependent on our management as well as our senior manufacturing and scientific personnel. We also rely on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. In addition, we require additional skilled personnel in areas such as business and clinical development. We do not maintain key-person life insurance on any of our officers, employees or consultants. In addition, although we have employment agreements with key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. For example, Michael Burshtine, our Chief Financial Officer, has announced his plans to leave the company in the near future. We may not be able to find a suitable replacement on a timely basis. Furthermore, the pool of individuals with relevant experience in biopharmaceuticals is limited, and retaining and training personnel with the skills necessary to operate our business effectively is challenging, costly and time-consuming. If we lose the services of any key personnel, which includes Robert Taub and Nissim Mashiach, or are unable to find a suitable replacement for our Chief Financial Officer, our business, financial condition and results of operations could be materially and adversely affected.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 16,934,362 shares of common stock based on the number of shares outstanding as of June 30, 2007. Certain of the holders of our common stock and warrants have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
All of our manufacturing and research and development facilities and a substantial portion of our personnel are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been since September 2000 and currently is subject to civil unrest and terrorist activity, with varying levels of severity. In 2006, representatives of the Hamas movement were elected to a majority of seats in the Palestinian Legislative Council, which may create additional unrest and uncertainty. In addition, the 2006 armed conflict with Hezbollah negatively affected business conditions in Israel, and any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Any armed conflict, political instability or continued violence in the region, and in particularly if the July 2006 rocket attacks on Israel were to resume and include the center of Israel, where our manufacturing and research and development facilities are located, our business and results of operations may be adversely affected and the share price of companies with significant Israeli operations such as us may also be adversely affected. In addition, parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. Moreover, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
In addition, these programs and tax benefits may not be continued in the future at their current levels or at all, and our requests for future participation in these programs for any future expansion of our manufacturing facilities may not be approved. Changes in the policy of the Israeli Government in particular, and the termination or reduction of these programs and tax benefits specifically, could increase our tax rates, thereby reducing our net income or increasing our net losses, or otherwise materially adversely affect us.

     Our board of directors has determined that we will not distribute any amounts of our undistributed tax exempt income as dividend. We intend to reinvest our tax-exempt income. Accordingly, no deferred income taxes have been provided on income attributable to our Approved Enterprise program as the undistributed tax exempt income is essentially permanent in duration.
     On April 1, 2005, an amendment to the Investment Law came into effect. The amendment revised the criteria for investments qualified to receive tax benefits. An eligible investment program under the amendment will qualify for benefits as a Privileged Enterprise (rather than the previous terminology of Approved Enterprise). Among other things, the amendment provides tax benefits to both local and foreign investors and simplifies the approval process. The amendment does not apply to investment programs approved prior to December 31, 2004. The new tax regime will apply to new investment programs only.
     As a result of the amendment, tax-exempt income generated under the provisions of the amended law will subject us to taxes upon dividend distribution or complete liquidation. We may be required to record deferred tax liability with respect to such tax-exempt income. If our board of directors decides to distribute dividend attributable to the amendment period, we will be required to pay additional taxes at a rate of 10%—25% on all distributions, based on the percentage of foreign ownership of our company.
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

We used approximately $3.8 million to repay principal, accrued interest and a prepayment premium to holders of our convertible promissory notes who demanded such prepayments under the terms of the notes. We also repaid all amounts outstanding under our loan and security agreement with Hercules, including the prepayment penalty in the total amount or $4 million. We intend to use the remaining proceeds (i) to partially finance the construction of our second manufacturing facility, (ii) to fund our plan to expand our biosurgical product line and to penetrate the market for biosurgical products in Japan and other countries and (iii) for working capital and other general corporate purposes. We regularly assess the specific uses and allocations of the offering proceeds. From April 20, 2006 to June 30, 2007, we invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments.
On December 14, 2006, our registration statement on Form S-1 (Reg. No. 333-139094) for the offering of 1,500,000 shares of our common stock by us and 750,000 shares of our common stock by the selling stockholders and an additional 337,500 shares to be purchased by the underwriters from us and a certain selling stockholder to cover the underwriters’ over-allotments was declared effective. The offering was consummated on December 20, 2006 and did not terminate before any securities were sold. The underwriters exercised their over-allotment option in full in January 2007. The gross aggregate purchase price of the common stock offered and sold by us was approximately $55.5 million, including exercise of the underwriters’ over-allotment. From December 14, 2006 to June 30, 2007, we invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	An annual meeting of stockholders was held on May 31, 2007.

(b)	Fredric Price, Larry Ellberger, Bernard Horowitz, Kevin Rakin, Philippe Romagnoli, Steven St. Peter, and Robert Taub were re-elected as directors of the Company.

(c)	The matters voted upon at the annual meeting and the results of the voting, including broker non-votes where applicable, are set forth below. All proposals were approved by the requisite percentage:
(i)	The stockholders voted 10,563,941 shares in favor and 116,083 shares withheld with respect to the election of Fredric Price as director of the Company.

The stockholders voted 10,572,477 shares in favor and 107,547 shares withheld with respect to the election of Larry Ellberger as director of the Company.

The stockholders voted 10,572,877 shares in favor and 107,147 shares withheld with respect to the election of Bernard Horowitz as director of the Company.

The stockholders voted 10,565,377 shares in favor and 114,647 shares withheld with respect to the election of Kevin Rakin as director of the Company.

The stockholders voted 10,573,141 shares in favor and 106,883 shares withheld with respect to the election of Philippe Romagnoli as director of the Company.

The stockholders voted 10,563,327 shares in favor and 116,697 shares withheld with respect to the election of Steven St. Peter as director of the Company.

The stockholders voted 10,573,071 shares in favor and 106,983 shares withheld with respect to the election of Robert Taub as director of the Company.

(ii)	The stockholders voted 10,618,417 shares in favor, 13,571 shares against and 48,036 shares abstained with respect to a proposal to ratify the selection of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

ITEM 6. EXHIBITS

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     OMRIX BIOPHARMACEUTICALS, INC

Dated: August 9, 2007	By:	/s/ Robert Taub

President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 9, 2007	By:	/s/ Michael Burshtine

Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.