Form 10-Q
period 2007-09-30
Omrix Biopharmaceuticals, Inc.
filed 2007-11-09
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2147005
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

One Rockefeller Center, 23rd Floor
New York, New York	10020
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer: ☐       Accelerated filer: ☑      Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Number of shares outstanding of the registrant’s Common Stock as of November 5, 2007: 16,949,365 shares.

OMRIX BIOPHARMACEUTICALS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$17,523	$45,892
Short-term investments and marketable securities	67,866	35,193
Trade receivables, net of allowance for doubtful accounts of $15 at September 30, 2007, and December 31, 2006	15,253	9,748
Prepaid expenses and other current assets	1,436	2,453
Inventory	21,711	17,419

Total current assets	123,789	110,705

Long-term receivables	1,736	2,751
Property, plant and equipment, net	12,198	7,692
Other assets	1,045	497

Total assets	$138,768	$121,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,435	$7,498
Accrued expenses	7,072	7,481
Current portion of long-term loans	629	801

Total current liabilities	15,136	15,780

Deferred revenue, less current portion	8,594	8,472
Long-term loans, net of current portion	—	394
Other liabilities	1,094	915

Total liabilities	24,824	25,561

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 7,272,727 shares; none issued or outstanding	—	—
Common stock, $0.01 par value; authorized 43,636,364 shares; issued 16,956,105 and 16,590,409 at September 30, 2007 and December 31, 2006, respectively; outstanding 16,948,980 and 16,583,2840 at September 30, 2007 and December 31, 2006, respectively	169	166
Additional paid-in capital	176,672	167,546
Accumulated deficit	(60,381)	(69,014)
Treasury stock, at cost; 7,125 shares at September 30, 2007 and December 31, 2006	(44)	(44)
Accumulated other comprehensive loss	(2,472)	(2,570)

Total stockholders’ equity	113,944	96,084

Total liabilities and stockholders’ equity	$138,768	$121,645

See accompanying notes to the condensed consolidated financial statements

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$14,003	$17,269	$34,361	$41,241
Development services and grants	1,824	1,070	6,793	4,480

Total revenues	15,827	18,339	41,154	45,721
Cost of revenues:
Product sales	8,221	6,658	20,982	17,560
Development services and grants	1,353	777	4,307	3,016

Total cost of revenues	9,574	7,435	25,289	20,576
Gross profit	6,253	10,904	15,865	25,145
Research and development, clinical and regulatory expenses	916	1,000	3,098	2,590
Selling, marketing, general and administrative expenses	3,021	2,419	8,608	7,140

Operating income	2,316	7,485	4,159	15,415

Financial income, net	1,398	633	3,570	458
Other income	—	5	904	795

Net income	$3,714	$8,123	$8,633	$16,668

Income per common share:
Basic	$0.22	$0.54	$0.51	$1.26

Diluted	$0.21	$0.53	$0.50	$1.23

Shares used in calculation of income per common share:

Basic	16,917	14,922	16,854	13,260

Diluted	17,301	15,287	17,307	13,553

See accompanying notes to condensed consolidated financial statements.

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,633	$16,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	852	875
Gain on disposal of fixed assets	—	(5)
Increase in accrued severance pay, net	81	31
Accrued interest and exchange rates differences, net	(822)	(47)
Share-based based compensation	1,301	992
Non cash other income	(904)	(790)
Inventory write-offs	62	92
Unrealized foreign exchange differences, net	(117)	(1,522)
Amortization of discount on convertible notes	—	(181)
Changes in:
Trade receivables	(5,459)	(5,647)
Prepaid expenses and other current assets	368	(482)
Inventories	(3,437)	(7,820)
Accounts payable	322	(111)
Accrued expenses	(168)	7,104
Other long term liabilities	67	—
Deferred revenues	(154)	2,011

Net cash provided by operating activities	625	11,168

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,862)	(2,135)
Proceeds from disposal of property, plant and equipment	—	13
Purchases of short-term investments	(73,522)	(26,729)
Purchases of long-term investments	(26)	(1,094)
Proceeds from maturities of short-term investments	40,552	5,840
Proceeds from maturities of long-term investments	2,198	—

Net cash used in investing activities	(35,660)	(24,105)

Cash flows from financing activities:
Short-term credit from banks, net	—	(2,243)
Costs relating to initial public offering (IPO) and follow-on offering	(787)	(1,541)
Repayment of long-term loans	(589)	(5,445)
Repayment of convertible promissory notes	—	(1,967)
Proceeds from exercise of options	715	333
Proceeds from IPO and follow-on offering	7,124	36,764

Net cash provided by financing activities	6,463	25,901

Translation differences from cash balances of subsidiary	203	(20)

Net increase (decrease) in cash and cash equivalents	(28,369)	12,944
Cash and cash equivalents at beginning of period	45,892	6,494

Cash and cash equivalents at end of period	$17,523	$19,438

Cash paid during the period for:
Interest, net of amounts capitalized	$4	$2,310

Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$374	$68

Change in unrealized loss on available-for-sale securities	$11	$—
See accompanying notes to the condensed consolidated financial statements

OMRIX BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(1)   Business Overview and Basis of Presentation
          Omrix Biopharmaceuticals, Inc. (“the Company” or “Omrix”) is a biopharmaceutical company that develops and markets innovative biological products for the biosurgical and passive immunotherapy markets. The Company’s research and development and manufacturing activities are performed mainly by its Israeli subsidiary, Omrix Biopharmaceuticals Ltd. (“Omrix Ltd.”) and its European activities are performed mainly by its European subsidiary, Omrix Biopharmaceuticals S.A. (“Omrix S.A.”). During 2006, the Company consummated an initial public offering (the “IPO”) and a follow-on offering of its common stock. In January 2007, the underwriters of the Company’s December 2006 follow-on offering exercised their over-allotment option.
          The accompanying condensed consolidated financial statements of Omrix as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. The accompanying unaudited condensed consolidated balance sheets, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such condensed consolidated financial statements do not include all of the disclosures by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of the Company’s management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially form those estimates. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2006.
          The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.
Impact of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) 157, “Accounting for Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The Company believes that the adoption of SFAS 159 will not have a material effect on its financial position and results of operations.
Share Capital
In January 2007, the underwriters of the Company’s December 2006 follow-on offering exercised their over-allotment option, resulting in the issuance of an additional 235,109 shares of Common Stock, $0.01 par value, and net proceeds to the Company of $7,124. In the three and nine month periods ended September 30, 2007, a total of 14,618 and 98,587 options and warrants were exercised into common stock for an aggregate consideration of $139 and $715 , respectively.

Comprehensive Income
     The following table reconciles net income to comprehensive income: (in thousands)

	Nine months ended September 30,
	2007	2006
Net income	$8,633	$16,668
Foreign currency translation adjustments, net	98	(1,549)
Unrealized loss on available-for-sale securities	(11)	—

Comprehensive income	$8,720	$15,119

Recently adopted accounting pronouncement
In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company adopted the provisions of FIN 48 effective January 1, 2007, and such adoption did not have a material impact on the Company’s financial statements and no additional accruals for tax contingencies were recorded.
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
(2) Short-Term Investments
Short-term investments at September 30, 2007 are comprised as follow: (in thousands)

	Average
	interest rate at
	September 30,	September 30,	December 31,
	2007	2007	2006
	(unaudited)
Auction rate securities	6.50%	$5,365	$8,846
Short-term deposits	5.07%	59,396	26,347
Corporate bonds	5.25%	3,105	—

		$67,866	$35,193

	September 30, 2007 (unaudited)
			Gross unrealized
	Amortized Cost	Accrued interest	losses	Fair value
Corporate bonds	$3,083	$33	$(11)	$3,105

(3)	Inventories
          Inventories are stated at the lower of cost or market. Inventories consist of the following: (in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
Raw materials	$11,995	$9,996
Work in progress	1,990	849
Finished products	7,726	6,574

	$21,711	$17,419

     Finished products inventory at December 31, 2006, includes inventory at a customer site, for which revenue was not recognized, in a total amount of $392. The Company wrote-off approximately $62 and $95, of inventory at September 30, 2007 and December 31, 2006, respectively, to provide for short-term expiration dates and costs in excess of market value. These write-offs were included in cost of revenues.
(4)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost and consist of the following: (in thousands)

	September 30,	December 31,
	2007	2006
Machinery and equipment	$8,672	$7,012
Leasehold improvements	539	351
Furniture and fixtures	723	647
Computers and software	899	756
Vehicles	112	95

Total cost	10,945	8,861

Less accumulated depreciation	6,062	5,268

	4,883	3,593

Construction-in-progress(1)	7,315	4,099

Property, plant and equipment, net	$12,198	$7,692

(1)	The Company is building a new production facility in Israel. The balances in this category relate to payments to subcontractor of the new plant facility and are not subject to depreciation.
     The process of preparing consolidated financial statements in accordance with GAAP requires the Company to evaluate the carrying values of its long-lived assets. The recoverability of the carrying values of long-lived assets depends on the Company’s ability to earn sufficient returns on sales of its products. Based on management’s current estimates, the Company expects to recover the carrying value of these assets.
(5) Commitments and Contingent Liabilities (in thousands)
          Under the terms of a Lease Agreement with Magen David Adom (“MDA”), the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments due to MDA. Such guarantee is to be maintained for a period of six months after the Company vacates the leased facility. In addition, the Company has provided MDA with a security interest on inventory of uncompleted products and raw materials. This balance is reflected in
          As security for its liabilities to banks, the Company recorded fixed charges (where a specific asset is assigned as collateral security for a debt) on property and equipment of Omrix Ltd. and floating charges (where a specific asset is only attached to a charge when it crystallizes) on various assets of Omrix Ltd.

     On November 15, 2002, the Company entered into a lease agreement with Fiporix Belgium, SA. Under the Lease Agreement, the Company provided the lessor with a guarantee equivalent to six months rent. As of September 30, 2007, the guarantee amounted to $36.
     On May 15, 2006, the Company entered into an operating lease agreement with Nichsei Har Hozvim Ltd. for the lease of premises for a new production plant in Jerusalem. This lease agreement is for a period of ten years with three options to renew by the Company, of three years each. The average monthly lease costs are approximately $32 and are being charged to the statement of operations. In addition, the Company paid a deposit of $102 which is classified as long-term receivables.
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
     On August 4, 2006, the Company entered into a construction agreement with S&A Design and Construction Ltd., an Israeli engineering company, to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacturing of biosurgical products. Under the terms of the agreement, the engineering company will complete the design and construction of the plant for a total consideration of $15,900, subject to increases as described in the agreement. As of September 30, 2007, the Company paid $6,990 under this agreement.
     On October 8, 2006, Omrix Ltd. entered into a supply agreement (the “Supply Agreement”) with Talecris Biotherapeutics, Inc. (“Talecris”). Under the terms of the Supply Agreement, Talecris shall supply and Omrix Ltd. shall purchase certain minimum quantities of cryoprecipitate derived from plasma fractionated at Precision Pharma Services, Inc.’s facility. In accordance with the terms of the Supply Agreement, Omrix Ltd. has a right of first refusal to purchase additional cryoprecipitate. In consideration of the right of first refusal, Omrix Ltd. paid Talecris $1,000 upon signing the Supply Agreement and is obligated to make three subsequent payments of $100 each for maintaining the right of first refusal if certain regulatory approvals will be obtained. In addition, if Omrix Ltd. exercises its option to renew the Supply Agreement upon its termination, it will also be obligated to make two additional payments of $100 each. In July 2007, the regulatory approval was obtained, and consequently, the Company started to amortize the $1,000 over the term of the agreement. The unamortized balance of $925 as of September 30, 2007, is reflected as $333 in other current assets and $592 in other assets.

(6) Share-based Compensation Plan
     During the nine months ended September 30, 2007, the Company granted 234,700 options to its employees of which 40,000 were granted to executive officers. During this period the Company recorded $653 compensation costs related to employees’ stock options. As of September 30, 2007, there was an unrecognized compensation cost of $4,141 related to stock options that is expected to be recognized in future periods. The activity related to stock options in the nine months ended September 30, 2007 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (Years)
Outstanding at December 31, 2006	547,729	$12.01
Granted	234,700	$34.02
Exercised	(27,598)	$13.50
Forfeitures	(82,842)	$19.66

Outstanding at September 30, 2007	671,989	$18.69	7.36

Vested and expected to vest	602,476		7.20

Exercisable at September 30, 2007	259,334		4.94

     The weighted average fair value of options granted during the three months ended September 30, 2007 and 2006 was $19.88 and $9.43, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2007 and 2006 was $19.42 and $7.51, respectively.
     The fair value of stock-based awards was estimated using the Black-Scholes option valuation model for all grants starting January 1, 2007 with the following assumptions for the nine months ended September 30, 2007:

Nine months ended
September 30, 2007
Weighted average exercise prices	34.02
Weighted average expected term (years)	6.25
Interest rates	4.44%—5.08%
Weighted average forfeiture rate	14.42%
Dividend yield	0%
          Since the Company recently registered its common stock, the computation of expected volatility is based also on realized historical stock price volatility of comparable companies. The computation of the forfeiture rate is based on the employees’ expected exercise and on prior vesting termination behavior. The Company used the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for period within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

     During the nine months ended September 30, 2007, the Company recorded $529 compensation costs related to shares of restricted stock. As of September 30, 2007, there was an unrecognized compensation cost of $1,674 related to shares of restricted stock that is expected to be recognized in future periods. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.52 years.
     Restricted stock activity for the nine months ended September 30, 2007 is summarized as follows:

Number of
Shares
Outstanding at December 31, 2006	—
Granted	63,438
Forfeitures	(5,000)
Cancelled	(665)

Outstanding at September 30, 2007	57,773

Expected to vest	47,479

(7) Income Per Common Share
     Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include 1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period and 2) the dilutive effect of Restricted Stock which is calculated under the treasury stock method. Under the treasury stock method for Restricted Stock, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any are assumed to be used to repurchase shares in the current period. For the three months ended September 30, 2007 and 2006, there were an aggregate of 241,451and 267,346, respectively, potential common shares excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2007 and 2006, there were an aggregate of 297,908 and 419,328, respectively, potential common shares excluded from the diluted income per share computation because their inclusion would have had an anti-dilutive effect.

     Basic and diluted earnings per common share (EPS) were computed using the following: (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
EPS Numerator—Basic:
Net Income	$3,714	$8,123	$8,633	$16,668

EPS Denominator—Basic:
Weighted-average number of shares of common stock outstanding	16,917	14,922	16,854	13,260

EPS Numerator—Diluted:
Net Income	$3,714	$8,123	$8,633	$16,668
EPS Denominator—Diluted:
Weighted-average number of shares of common stock outstanding	16,917	14,922	16,854	13,260

Effect of dilutive securities:
Stock options	348	336	399	282
Restricted stock	3	—	18	—
Warrants	33	29	36	11

Dilutive potential common shares	384	365	453	293

Weighted-average common shares and dilutive potential common shares	17,301	15,287	17,307	13,553

Basic income per common share	$0.22	$0.54	$0.51	$1.26
Diluted income per common share	$0.21	$0.53	$0.50	$1.23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis is provided to further the readers’ understanding of the consolidated financial statements, financial condition and results of operations of Omrix Biopharmaceuticals, Inc. This Quarterly Report on Form 10-Q contains forward-looking statements that provide our current expectations or forecasts of future events. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under ‘‘Risk Factors’’ and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Accordingly, you should not unduly rely on these forward-looking statements, which speak only as of the date of this Form 10-Q. Unless required by law, we undertakes no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
     Our passive immunotherapy products include: IVIG, marketed mainly in Israel for the treatment of patients with immune deficiency; VIG, supplied under government contracts for the treatment of smallpox vaccine-related complications; and HBIG, marketed mainly in Israel for the prevention of re-infection of transplanted livers in liver transplant patients with HBV.
Below is a brief description of our products and product candidates:
Biosurgical
     Evicel/Quixil: our liquid fibrin sealant product used for hemostasis in surgical procedures marketed as Evicel in the U.S. by Ethicon and as Quixil outside the U.S. by Ethicon in Europe and directly by us and local distributors in other territories.
     Evicel™: our second generation liquid fibrin sealant product that received marketing approval from the U.S. Food and Drug Administration (“FDA”), in June 2006 is currently marketed in the U.S. with indications in liver and vascular surgery. We are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the U.S. and the E.U. and we are developing, in collaboration with Ethicon, additional indications for Evicel. Evicel differs from our first generation fibrin sealant (marketed as Crosseal) in that it does not require a stabilizing agent to slow the natural dissolution of the clot.
     Fibrin Patch (previously known as Biological Hemostatic Device or BHD): our novel biological hemostatic dressing that we are developing, in collaboration with Ethicon. This product candidate builds on our Evicel technology and is designed for the management and rapid control of bleeding, including severe or brisk bleeding, and for use on active bleeding sites. In June 2006, we completed the patient enrollment in the Fibrin Patch phase I clinical trial being conducted in Israel. On October 16, 2007, we announced the results of our prospective, open label, Phase I study which showed that the Fibrin Patch appears to be safe as an adjunct to hemostasis.

     Thrombin stand-alone and flowable thrombin: our thrombin stand-alone product candidate was developed with Ethicon for general surgical use, primarily for use in neurosurgery, as a product extension of our fibrin sealant. Our flowable (or kitted) thrombin product candidate was also developed with Ethicon and combines our thrombin stand-alone product candidate with a medical device provided by Ethicon. On August 27, 2007, the FDA approved our Biologics License Application, or BLA, to market our thrombin stand alone product under the name Evithrom*, with a general hemostasis in surgery indication.
     Adhexil: our anti-adhesion product candidate is based on our fibrin sealant platform and is intended for use as a barrier substance to prevent post-operative adhesions. We filed an IND for the commencement of clinical trials with Adhexil in December 2006.
Passive Immunotherapy(antibody)
     Hepatitis B Immune Globulin or HBIG: our product used to prevent re-infection of a transplanted liver with hepatitis B virus, or HBV, in patients with chronic HBV infection. We market HBIG mainly in Israel for this indication. On May 7, 2007, we filed with the health authorities in Sweden for the approval to sell HBIG in that country.
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
Highlights and Outlook
During the third quarter of 2007, we achieved a number of notable milestones:

•	We received FDA approval to market Evithrom at the end of August with a general hemostasis in surgery indication. Our partner, Ethicon, had its first commercial sales of Evithrom in October of 2007 and has initiated a targeted campaign to Pharmacy and Therapeutics committees at several major hospital systems, where Ethicon has a strong presence with Evicel and/or topical hemostats.

•	During the third quarter, we also submitted a Market Authorization Application, or MAA, to the European Medicines Agency (“EMEA”) for approval to market Evicel, our human Fibrin Sealant, with an indication of general hemostasis in surgery. EMEA approval in all the European Union countries is expected in 2008 and we look forward to launching the product in the fourth quarter of 2008.

•	We also announced positive Phase I safety results with our Fibrin Patch. At this point, we have a defined clinical development plan and we intend to file a U.S. IND during the fourth quarter of 2007. Therefore, in the first quarter of 2008, we plan to initiate a phase III pivotal study in soft tissue in order to obtain an adjunct to hemostasis initial indication for our Fibrin Patch. The clinical development plan for the Fibrin Patch encompasses several studies, as is the case with all hemostats. This first study in soft tissue will facilitate our time to market objective, with more studies to follow in order to expand the indication.

•	We are also developing products outside of the Ethicon relationship. During the third quarter, we initiated a Phase I/II study for Adhexil, our anti-adhesion product candidate, in the U.S. and Europe. This study will evaluate the safety and initial efficacy of the product in preventing and/or reducing post-operative adhesions in patients undergoing gynecological surgery. Assuming our data from this initial study is positive, we expect to initiate a Phase III trial in 2008.
     With respect to guidance for the remainder of 2007: our previous guidance for products sales for the full year 2007 was between $42.0 million to $47.0 million. Due to the strong sales results that we experienced in the biosurgical line of business during the third quarter of 2007, we now expect that our full year 2007 product sales will be in the range of $46.0 million to $49.0 million.

Impact of Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) 157, “Accounting for Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits the measurement of certain financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The Company believes that the adoption of SFAS 159 will not have a material effect on its financial position and results of operations.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenues
     Revenues from our biosurgical and passive immunotherapy products for the three months ended September 30, 2007 and 2006 are as follows: (in thousands)

	Three Months Ended
	September 30,
(unaudited)	2007	2006	Variance
Biosurgical products:
Product sales	$6,768	$3,488	$3,280
Development revenues	1,679	878	801

Total	8,447	4,366	4,081

Passive immunotherapy products:
Product sales	7,233	13,781	(6,548)
Grants	145	192	(47)

Total	7,378	13,973	(6,595)

Other products	2	—	2
Total	$15,827	$18,339	$2,512
     Total revenues for the three months ended September 30, 2007 decreased by $2.5 million or 13.7% from the comparable period in 2006. The fluctuation in revenues is due to a decrease of $6.6 million in our passive immunotherapy line of business, partly offset by an increase of $4.1 million in our biosurgical product line of business.

Biosurgical
Product Sales
     Revenues from our biosurgical product line for the three months ended September 30, 2007 increased from the comparable period in 2006 by $4.1 million primarily due to higher sales of our commercial products sold under this line of business, including a small amount of Evithrom to our partner, Ethicon. As previously noted, in August of 2007, we received approval from the FDA to market our thrombin stand alone product under the name Evithrom, with a general hemostasis in surgery indication. In addition, in the second quarter of 2007, we were not able to sell approximately $1 million of Evicel batches manufactured using Talecris cryoprecipitate (“cryo”) since we did not obtain approval from the FDA for using this product in our manufacturing process. We obtained approval from the FDA in July 2007, and therefore, this quarter also contains the $1 million sale delayed from the previous quarter.
Development Revenues
     Biosurgical development revenues increased by approximately $800 for the three months ended September 30, 2007 compared to the third quarter of 2006 mainly due to additional projects related to the development of our fibrin patch product candidate.
Passive immunotherapy

Product Sales
     Passive immunotherapy product sales revenues for the three months ended September 30, 2007 decreased by $6.5 million or 47.5% from the comparable period in 2006. This decrease is primarily due to $8 million of VIG sales we recognized in the three months ended September 30, 2006 while no VIG sales were recorded this quarter, partly offset by an increase in IVIG sales of approximately $1 million.
Grants
     Passive immunotherapy grants revenues are recognized in connection with grants from the NIH in connection with the development of our HT-VIG and WNIG product candidates. There was no significant fluctuation in this category.
Cost of Revenues
Cost of Product Sales and Gross Margin
     Gross margin on product sales for the three months ended September 30, 2007 were 41.3% compared to 61.4% in the comparable period of 2006. The decrease in gross margins is due to the product mix between quarters and the fact that in the third quarter of 2006 we sold $8 million of VIG , which has relatively high gross margins. We had no sales of VIG in the third quarter of 2007.
Cost of Development Revenues and Grants
     Gross margin on development revenues and grants in the third quarter of 2007 amounted to 26% as compared to 27% in the comparable quarter of 2006. This category reflects costs associated with product development for which we receive reimbursement for the majority of the costs incurred. Fluctuations in this category are contingent on the types of expenses incurred and whether they are reimbursable based on our contractual agreement with our partner, Ethicon.
Research and Development, Clinical and Regulatory Expenses
     Research and development, clinical and regulatory expenses in the third quarter of 2007 amounted to $916,000 which is consistent with expenses incurred in the comparable quarter of 2006 of $1 million. This category reflects expenses associated with development of our product candidates that are not developed in collaboration with third parties, in particular Adhexil. The majority of the costs in this category consist of salaries and employee benefits.
Selling, Marketing, General and Administrative Expenses
     Selling, marketing, general and administrative expenses in the third quarter of 2007 amounted to $3 million, an increase from the comparable quarter of 2006 of approximately $600,000 or 25%. This increase is primarily due to an increase in stock option expense of approximately $290,000, an increase in salaries and benefits of approximately $300,000 and an increase in professional services, including legal and accounting costs, of approximately $150,000. We are currently in the process of implementing Section 404 of the Sarbanes-Oxley Act and therefore, we are incurring incremental expenses for accounting and consulting services related to this project. These increases were partially offset by decreases in consulting expenses incurred in the comparable period of 2006 associated with the Company’s initial public offering.
Financial Income, Net
     Financial income for the three months ended September 30, 2007 includes interest income of approximately $1.1 million, interest expense of approximately $30,000 and currency exchange income of approximately $360,000. Financial income in the three months ended September 30, 2006 includes interest income of approximately $450,000, interest expense of approximately $70,000 and currency exchange income of approximately $250,000.

Net Income
     In the third quarter of 2007, we generated net income of $3.7 million and $0.21 per diluted common share, compared with net income of $8.1 million and $0.53 per diluted common share for the comparable period in 2006. The fluctuation in results is due to the factors noted above.
Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006
Revenues
     Revenues from our biosurgical and passive immunotherapy products for the nine months ended September 30, 2007 and 2006 are as follows: (in thousands)

	Nine months
	ended September 30,
(unaudited)	2007	2006	Variance
Biosurgical products:
Product sales	$12,785	$9,182	$3,603
Development revenues	6,074	3,856	2,218

Total	18,859	13,038	5,821

Passive immunotherapy products:
Product sales	21,569	31,898	(10,329)
Grants	719	624	95

Total	22,288	32,522	(10,324)

Other products	7	161	(154)
Total	$41,154	$45,721	$(4,567)
     Total revenues for the nine months ended September 30, 2007 decreased by $4.6 million or 10% from the comparable period in 2006. The fluctuation in revenues is due to a decrease of $10.3 million in our passive immunotherapy line of business, partly offset by an increase of $5.8 million in our biosurgical product line of business.
Biosurgical
Product Sales
     Revenues from our biosurgical product line for the nine months ended September 30, 2007 increased from the comparable period by $5.8 million, or 45% due to higher sales of our commercial products sold under this line of business, including a small amount of Evithrom to our partner, Ethicon. As previously noted, in August of 2007, we received approval from the FDA to market our thrombin stand alone product under the name Evithrom, with a general hemostasis in surgery indication. In addition, in the second quarter of 2007, we were not able to sell approximately $1 million of Evicel batches manufactured using Talecris cryoprecipitate (“cryo”) since we had not yet obtained approval from the FDA for using this product in our manufacturing process. We obtained approval for the cryo from the FDA in July 2007, and therefore, this quarter contains an incremental $1 million of Evicel sales that were delayed from the previous quarter.

Development Revenues
     Biosurgical development revenues increased by approximately $2.2 million, or 57% for the nine months ended September 30, 2007 compared to the comparable period in 2006 mainly due to additional projects related to the development of the fibrin patch.
Passive immunotherapy
Product Sales
     Passive immunotherapy product sales revenues for the nine months ended September 30, 2007 decreased by $10.3 million or 32.5% from the comparable period in 2006. This decrease is primarily due to $15.3 million of VIG sales recorded during the nine months ended September 30, 2006 while there have been no VIG sales in 2007, partly offset by an increase in IVIG sales in 2007 of approximately $5 million.
Grants
     Passive immunotherapy grants revenues are recognized in connection with grants from the NIH in connection with the development of our HT-VIG and WNIG product candidates. There was no significant fluctuation in this category.
Cost of Revenues
Cost of Product Sales and Gross Margin
     Gross margin on product sales for the nine months ended September 30, 2007 were 38.9% compared to 57.4% in the comparable period of 2006. The decrease in gross margins is due to the product mix between quarters and the fact that in the nine months ended September 30, 2006 we sold $15.3 million of VIG products which have relatively high gross margins and we had no sales of VIG in the nine months ended September 30, 2007.
Cost of Development Revenues and Grants
     Gross margin on development revenues and grants for the nine months ended September 30, 2007 amounted to 36.6% compared to 32.7% in the nine months ended September 30, 2006. This category reflects costs associated with product development for which we receive reimbursement for the majority of the costs incurred. Fluctuations in this category are contingent on the types of expenses incurred and whether they are reimbursable based on our contractual agreement with our partner, Ethicon.
Research and Development, Clinical and Regulatory Expenses
     Research and development, clinical and regulatory expenses for the nine months ended September 30, 2007 amounted to $3.1 million compared to $2.6 million in the comparable period of 2006, an increase of approximately $500,000, or 20%. This category reflects expenses associated with development of our product candidates that are not developed in collaboration with third parties.The increase in this category is due to increased development activity for our products candidates, in particular Adhexil. The majority of the costs reflected in this category consist of salaries and employee benefits.

Selling, Marketing, General and Administrative Expenses
     Selling, marketing, general and administrative expenses in the nine months ended September 30, 2007 amounted to $8.6 million compared to $7.1 million in the comparable period of 2006, an increase of approximately $1.5 million or 20.5%. The increase is due to increases in salaries and benefits of approximately $770,000 million, an increase in option expense of approximately $390,000 and an increase in professional services of approximately $370,000 which includes costs related to the implementation of Section 404 of the Sarbanes-Oxley Act. These increases have been partially offset by a decrease in consulting services in 2006 related to the Company’s initial public offering.
Financial Income (Expenses), Net
     Financial income for the nine months ended September 30, 2007 includes approximately $3.3 million of interest income derived from our short-term investments and marketable securities, interest expense of approximately $120,000 and currency exchange income of approximately $400,000. Financial income for the comparable period in 2006, includes interest income of approximately $800,000, interest expense of approximately $2.4 million and currency exchange income of approximately $2 million.
Other Income
     In the nine months ended September 30, 2007, we recorded $904,000 of other income as a result of raw materials received from the ARC free of charge, pursuant to the termination provisions of our agreement with the ARC, which was terminated in July 2004. In the nine months ended September 30, 2006, we recorded $795,000 of other income in connection with raw materials received pursuant to the termination of the ARC agreement. We do not expect to receive additional shipments of raw materials from the ARC.
Net Income
     In the nine months ended September 30, 2007, we generated net income of $8.6 million and $0.50 per diluted common share, compared with net income of $16.7 million and $1.23 per diluted common share for the comparable period in 2006. The fluctuation in results is due to the factors noted above.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2007, our principal sources of liquidity consisted of cash and cash equivalents and short-term investments of approximately $85.4 million. On April 26, 2006, we consummated an IPO and in May of 2006, the underwriters exercised their option for additional shares of common stock, which netted us total proceeds, after deducting underwriting discounts and commissions and offering expenses, of approximately $34.1 million. On December 20, 2006, we consummated a follow-on offering and in January 2007, the underwriters exercised their option for additional shares of common stock. Net proceeds to us from the follow-on offering, , after deducting underwriting discounts and commissions and offering expenses, were approximately $51.4 million.
SUMMARY OF CASH FLOWS:

	September 30, 2007	September 30, 2006	Variance
Cash flows provided by (used) in:
Operating activities	$625	$11,168	$(10,543)
Investing activities	(35,660)	(24,105)	(11,555)
Financing activities	6,463	25,901	(19,438)
Translation differences from cash balances of subsidiary	203	(20)	223

Net increase in cash and cash equivalents	$(28,369)	$12,944	$(41,313)

     During the first nine months of 2007, we generated $625,000 from operating activities compared to the same period in 2006 in which we generated approximately $11.2 million of cash from operating activities. The main reason for the fluctuation between periods is due to the fact that we used funds in 2007 to purchase inventory, primarily plasma, in order to meet our forecasted raw material manufacturing needs. Based on the projected demand of products in the market from our partner, Ethicon, as well as our projected sales in our passive immunotheraphy line of business, we purchase plasma inventory in order to have the needed raw materials at the time of production.
     Net cash used in investing activities for the nine months ended September 30, 2007 amounted to $35.6 million, or an increase from the comparable period in 2006 of approximately $11.6 million. In 2007, we invested approximately $5 million on purchases of fixed assets, of which approximately $3 million was spend on our new manufacturing facility that we are building in Jerusalem. The remainder was invested in short-term and marketable securities.
     Net cash provided by financing activities in the nine months ended September 30, 2007 of $6.5 million reflect proceeds from our secondary offering in 2007 (discussed above) of approximately $7 million and proceeds from the exercise of stock options of $700,000. Net cash provided in the comparable period of 2006 of approximately $26 million was generated from the proceeds of our initial public offering, net of expenses and payments of certain loans and convertible promissory notes.
OFF-BALANCE SHEET ARRANGEMENTS
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to market risk from changes in interest rates associated with our short-term and long-term debt as well as those associated with our cash and cash equivalents and short and long-term investments.
     We use credit facilities and obtain loans in NIS. As of September 30, 2007, our short- and long-term debt consisted of the following (amounts in U,S, dollars, thousands):

	Amount at	Interest Rate at
	September 30,	September 30,
Term and Currency	2007	2007
Long-term NIS credit — fixed interest rate	311	7.32%
Long -term NIS credit — variable interest rate	311	6.70%
     We use different financial facilities and deposits for our cash and cash equivalents, short- and long-term investments. As of September 30, 2007, our cash and cash equivalents and short- and long-term deposits consisted of the following (amounts in US Dollar thousands):

	Amount at	Interest Rate at
	September 30,	September 30,
Term and Currency	2007	2007
Cash and cash equivalents USD deposits	13,651	3.60%
Cash and cash equivalents Euro deposits	1,885	1.02%
Cash and cash equivalents NIS deposits	1,972	3.00%
Cash and cash equivalents GBP deposits	15	0.74%
Short-term USD deposits and bonds	62,510	5.09%
Short-term USD deposits — auction rate securities	5,365	6.50%
Long-term USD deposits	102	0.00%
Long-term Euro deposits	77	1.22%
Long-term NIS deposits	185	4.08%
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
     We used approximately $3.8 million to repay principal, accrued interest and a prepayment premium to holders of our convertible promissory notes who demanded such prepayments under the terms of the notes. We also repaid all amounts outstanding under our loan and security agreement with Hercules, including the prepayment penalty in the total amount of $4 million. We intend to use the remaining proceeds (i) to partially finance the construction of our second manufacturing facility, (ii) to fund our plan to expand our biosurgical product line and to penetrate the market for biosurgical products in Japan and other countries and (iii) for working capital and other general corporate purposes. We regularly assess the specific uses and allocations of the offering proceeds. From April 20, 2006 to September 30, 2007, we invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments.
     On December 14, 2006, our registration statement on Form S-1 (Reg. No. 333-139094) for the offering of 1,500,000 shares of our common stock by us and 750,000 shares of our common stock by the selling stockholders and an additional 337,500 shares to be purchased by the underwriters from us and a certain selling stockholder to cover the underwriters’ over-allotments was declared effective. The offering was consummated on December 20, 2006 and did not terminate before any securities were sold. The underwriters exercised their over-allotment option in full in January 2007. The gross aggregate purchase price of the common stock offered and sold by us was approximately $55.5 million, including exercise of the underwriters’ over-allotment. From December 14, 2006 to September 30, 2007, we invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments.

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

OMRIX BIOPHARMACEUTICALS, INC

Dated: November 8, 2007	By:	/s/ Robert Taub

President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 8, 2007	By:	/s/ Ana Stancic

Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.