Form 10-K
period 2007-12-31
Omrix Biopharmaceuticals, Inc.
filed 2008-03-17
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO
COMMISSION FILE NUMBER: 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2147005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Plaza, New York, New York	10020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 887-6500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 par value)	The NASDAQ Global Market under the symbol OMRI
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates of the registrant was approximately $361,892,764 as of December 31, 2007, based upon the closing sale price on the NASDAQ Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such shares may be deemed to be affiliate shares. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 17,114,109 shares of the registrant’s common stock issued and outstanding as of March  10, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 15, 2008, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, have been incorporated by reference, in whole or in part, into Part III of this Form 10-K.

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
Quixil and Adhexil are our registered trademark. Evicel and Evithrom are Johnson & Johnson’s registered trademarks. All other company names, registered trademarks, trademarks and service marks included in this Annual Report are trademarks, registered trademarks, service marks or trade names of their respective owners.
Item 1. Business
Overview
We are a fully integrated biopharmaceutical company that develops and markets innovative biological products. We utilize our proprietary protein purification technology and manufacturing know-how to develop biosurgical and passive immunotherapy products derived from human plasma. Our biosurgical product line includes products and product candidates that are used or are intended to be used for hemostasis and other surgical applications. Our passive immunotherapy product line includes antibody-rich products and product candidates for the treatment of immune deficiencies and infectious diseases, including potential biodefense applications. In each of our product lines, we are developing novel and easy-to-use products that address unmet market needs.
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
Biosurgical products and product candidates
Our current biosurgical products are a fibrin sealant used as an adjunct to hemostasis in surgical procedures, marketed as Evicel in the U.S. and as Quixil outside of the U.S., and Evithrom, our thrombin stand-alone product.
Evicel is sold in the U.S. and Quixil is sold in the EU and several other European countries under a distribution and supply agreement we have with Ethicon, a Johnson & Johnson Company. We sell Quixil in several other countries directly or through local distributors.
In January 2008, we were granted marketing approval from the Food and Drug Administration, or FDA, for Evicel as an adjunct to hemostasis for general surgical use. In addition, we are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the EU. Evicel is the only fibrin sealant in the U.S. with such a broad indication.
Evithrom, our thrombin stand-alone product, was developed with Ethicon for general surgical use, primarily for use in neurosurgery. Evithrom is a product extension of our fibrin sealant. In August 2007, the FDA approved our Biologics Licensing Application, or BLA, to market Evithrom with a general hemostasis in surgery indication.
For the years ended December 31, 2006 and 2007, we recognized $13.4 million and $19.3 million, respectively, in revenues from our direct commercial sales and sales to Ethicon and our other distributors of Evicel, Quixil and Evithrom, including revenues recognized from upfront fees and milestone payments.
We are also developing the following biosurgical product candidates:
•	a Fibrin Patch, comprised of our Evicel components and thrombin embedded in a biodegradable device, designed for the management and rapid control of bleeding, including mild, moderate and severe bleeding, and for use on active bleeding sites in trauma and surgical patients; and

•	Adhexil, an adhesion prevention product, delivered in a kit containing a human, fibrin-based, absorbable, adhesion barrier.

In addition, we have entered into agreements with third parties, including Aeris Therepeutics, Inc., to collaborate in the development of product candidates with potential applications in site-specific treatment of tissue and tissue regeneration and lung volume reduction. Further, we intend to develop new biosurgery products based on our fibrin sealant technology outside of the field of hemostasis indication and our relationship with Ethicon. Our anti-adhesion product candidate, as well as products under development with other companies, are part of this strategy.
Passive immunotherapy products and product candidates
We market and supply passive immunotherapy products in selected geographic markets. These products provide passive immunity to patients who lack the ability to generate an effective level of antibodies on their own. Our passive immunotherapy products and product candidates include:
•	IVIG, which is primarily used for the treatment of patients with immune deficiencies. IVIG is currently primarily marketed in Israel and a Phase 3 clinical trial has commenced in the U.S.;

•	VIG, which is used for the treatment of small pox vaccine-related complications and supplied under government contracts;

•	HT-VIG, which is a more concentrated form of VIG for the treatment of smallpox vaccine-related complications and side effects and the prevention of the side effects of vaccination against smallpox;

•	HBIG, which is marketed in Israel for the prevention of re-infection of transplanted livers in patients with Hepatitis B, or HBV. In May 2007, we submitted a regulatory filing to the health authorities in Sweden for the approval to sell HBIG in that country;

•	Seasonal Influenza, which we are developing for the prevention and treatment of Influenza complications in high risk patients; and

•	Avian Influenza IG, which is being developed under a Cooperative Research and Development Agreement, or CRADA, with the NIH.
For the years ended December 31, 2006 and 2007, we recognized $43.3 million and $32.6 million, respectively, in revenues from commercial sales of passive immunotherapy products. VIG sales are non-recurring since, as with most bio-defense products, they are dependent on government contracts. It is therefore difficult to predict if and when a VIG contract will be awarded and the size of such contracts.
Our Protein Purification Technology
Our proprietary protein purification technology includes both chemical and physical processes designed to purify proteins from human plasma or plasma fractions while maintaining their natural structure to preserve their full range of biological activities. This technology is used to manufacture our biosurgical and passive immunotherapy products and product candidates. We can employ this technology on a commercial scale to either isolate proteins of interest or remove unwanted proteins from raw materials such as human plasma or plasma fractions. Both the remaining plasma fractions and the proteins we selectively remove can be used in our products and product candidates. We utilize a multi-step biochemical separation process, which includes binding a synthetic chemical to the protein that is to be separated from the plasma, separating the complex from the plasma and then disbanding the protein from that chemical. This process takes place under highly controlled temperature, pH and manufacturing flow levels, which vary for each of the proteins that we select.

We use our purification technology to produce our fibrin sealants. Our Biologically Active Components, BAC (in the case of Quixil) and BAC II (in the case of Evicel) contain naturally occurring clotting-related proteins, including fibrinogen, Factor XIII, Factor VIII, fibronectin and Von Willebrand factor antigen, which we believe play a role in an efficient clotting and healing process. This suite of proteins is not present in other fibrin sealant products because competitors use purified fibrinogen. Moreover, our manufacturing process allows certain proteins to interact before filling into vials, rather than at the later stage of application to the wound when the components are mixed. We believe that this interaction in BAC and BAC II lead to clots forming more effectively when thrombin is added to BAC or BAC II than when thrombin is added to purified fibrinogen. Further, we believe that the resulting clots have greater elasticity and adherence to tissue.
We seek to adapt our purification process to expand the market opportunities for our products. For example, many currently marketed liquid fibrin sealants, including Quixil, contain a stabilizing agent to prevent proteases present in plasma from dissolving the clot. The presence of a stabilizing agent has prevented these fibrin sealants from being used in neurosurgery. We designed a process to remove these proteases from our second generation BAC, so that BAC II, incorporated in Evicel, does not require a stabilizing agent.
In addition, the manufacturing process for our biosurgical and passive immunotherapy products uses multiple steps designed to remove and inactivate pathogenic viruses that may be found in human plasma. We purchase plasma and plasma fractions from U.S. licensed collection centers and companies and Magen David Adom in Israel, which collect plasma from screened donors or manufacture fractions from such plasma. It is, however, possible that viruses could be present in the plasma we use to produce our products. To address this safety issue, the components of our products and product candidates undergo two separate and distinct rigorous viral inactivation process, one of which is known as solvent detergent, or SD, inactivation. SD inactivation destroys major blood-borne viruses such as HIV, HBV and hepatitis C. This step is followed by either pasteurization, in the case of BAC, or a proprietary nano-filtration process, in the case of thrombin, and all of our passive immunotherapy products, to disable or remove viruses. We believe this multi-step process provides a high margin of safety for our products and product candidates.
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
Biosurgical products and product candidates
Our currently marketed biosurgical products are Evicel and Quixil, which are used as adjuncts to hemostasis in surgical procedures, and Evithrom, our thrombin stand-alone product. Evicel and Evithrom are sold in the U.S., and Quixil is sold in the EU and several other European countries under a distribution and supply agreement we have with Ethicon, and in several other countries directly by us or through local distributors. We are developing, in collaboration with Ethicon, several other biosurgical product candidates.

The following table summarizes certain information regarding our biosurgical products and product candidates:

Product	Status	Indication	Collaborator
Evicel	Commercially available in the U.S.	Adjunct to hemostasis for general surgical use in the U.S.	Currently marketed through Ethicon in the U.S.

	Market Authorization Application (MAA) submitted to the European Medicines Agency (EMEA) for an adjunct to hemostasis for general surgical use in the EU	Adjunct to hemostasis for general surgical use in the EU	Ethicon

Quixil	Commercially available in the EU, several other European countries, Mexico, Brazil and Israel	Adjunct to hemostasis for general surgical use in Germany, UK, France, Italy, Ireland, Finland, Iceland, Norway, Germany, Sweden, Belgium, Luxembourg, Denmark, Switzerland, Netherlands, Argentina, Israel, Mexico, Portugal, Philippines, Singapore, Brazil and Canada	Currently marketed through Ethicon in the EU and Brazil

Adjunct to hemostasis in liver and orthopedic surgeries in certain EU countries, Argentina, the Philippines, Switzerland, Singapore and Israel

Fibrin Patch	Completed Phase 1 clinical trial as an adjunct to hemostasis; Submitted IND for a pivotal study in the U.S. for mild, moderate and severe bleeding. Phase 2 clinical study for mild and moderate bleeding anticipated to commence in second quarter of 2008. Working with the FDA to establish the parameters of the study design for severe bleeding.	For the management and rapid control of bleeding, including mild, moderate and severe intra-operative bleeding	Under development with Ethicon

Evithrom, our thrombin stand-alone	Commercially available in the U.S.	Adjunct to hemostasis for general surgical use, primarily for use in neurosurgery, in the U.S.	Currently marketed through Ethicon in U.S.

Adhexil	Commenced a Phase 1/2 clinical trial to evaluate safety and initial efficacy	Prevention and/or reduction of post-operative adhesions in patients undergoing gynecological surgery
Our fibrin sealant products
Our fibrin sealant products and product candidates are used for hemostasis, or as an adjunct to hemostasis, in surgical procedures.
Quixil contains a stabilizing agent, which resulted in Quixil being contraindicated for neurosurgery. Our second generation fibrin sealant, Evicel, is approved for marketing in the U.S. for an indication in general surgery. Evicel incorporates our second generation BAC, or BAC II, and as a result, does not require a stabilizing agent. Evicel, therefore, unlike Quixil, is not contraindicated for neurosurgery. Currently, Ethicon markets Evicel in the U.S. and it continues to market Quixil outside of the U.S. We market Quixil directly in Israel and through a local distributor in Mexico.

We believe that Evicel and Quixil have several competitive advantages over other liquid fibrin sealants on the market:
•	Ease-of-use. Fibrin sealants are used in time-critical situations and therefore must be easy to use and readily available for spraying and dripping. Evicel and Quixil are sold as a frozen liquid and require less than one minute preparation time in the operating room after thawing. In addition, Evicel and Quixil are transparent, making it easy for the surgeon to see the underlying surface after the sealant has been applied to determine whether hemostasis has been achieved.

•	Efficacy. The naturally occurring suite of proteins in BAC in Evicel and Quixil results in a clot that has good adherence to tissue and good elasticity.

•	Safety. Evicel and Quixil are the first, and currently the only, commercially available liquid fibrin sealant products that do not contain animal-derived components, thereby avoiding the possibility of an adverse reaction associated with exposure to bovine proteins contained in other commercially available fibrin sealants.

•	Economy. Evicel and Quixil can be refrigerated in liquid form for up to 30 days after thawing. They come in one, two or five milliliter vials. In addition, these products in unopened vials are stable at room temperature for up to 24 hours. Evicel and Quixil can also be kept frozen for up to two years. This design and packaging allow for tailored application without waste of unused product.
Evicel
Evicel is marketed in the U.S. by Ethicon as an adjunct to hemostasis during general surgery. In addition, we are seeking to obtain approval for Evicel as an adjunct to hemostasis for general surgical use in the EU.
Quixil
Quixil is our fibrin sealant product used for hemostasis, or as an adjunct to hemostasis, in surgical procedures and is marketed outside of the U.S. by Ethicon. Ethicon markets Quixil in the EU and Brazil as an adjunct to hemostasis for general surgical use. In addition, we have been marketing Quixil directly in Israel since 1998 as an adjunct to hemostasis in liver surgery and through local distributors in Mexico since 2000 as an adjunct to hemostasis for general surgical use. In November 2005, we received the last of a number of approvals for Quixil as an adjunct to hemostasis for general surgical use, and regulatory licenses have been issued for this indication by Germany, the United Kingdom, France, Italy, Ireland, Finland, Iceland, Norway, Germany, Sweden, Belgium, Luxembourg, Denmark, Switzerland, Netherlands, Argentina, Israel, Mexico, Portugal, Philippines, Singapore, Brazil and Canada. Quixil is contraindicated for neurosurgery.
Fibrin Patch
We are developing, in collaboration with Ethicon, a novel Fibrin Patch that builds on our Evicel technology. This Fibrin Patch product candidate is designed for the management and rapid control of bleeding, including mild, moderate and severe bleeding, and for use on active bleeding sites. This next generation biosurgical product combines medical device components with biological components.
Severe bleeding is a serious concern in surgical patients. This type of bleeding is difficult to control and is characterized by fast flow and high pressure. There is no surgical sealant currently marketed to induce the rapid formation of a clot at a severe bleeding site because the volume and pressure of the bleeding in these situations displaces the clot formed with traditional sealants.
Our Fibrin Patch product candidate is comprised of our BAC II and thrombin embedded in a biodegradable device. The Fibrin Patch product candidate is designed to combine the functions of mechanical sealing and hemostasis by providing a biodegradable device on which a clot can form and be maintained to stop the bleeding without any other action.

In October 2007, we announced the results of our Phase 1 clinical trial with our Fibrin Patch as an adjunct to hemostasis in 10 patients in Israel. In November 2007, we submitted an IND to commence a pivotal study in the U.S. for mild, moderate and severe bleeding. We have received approval from the FDA and will commence a Phase 2 clinical study for mild and moderate bleeding in the second quarter of 2008. We have not yet received approval for and are continuing discussions with the FDA in response to their comments regarding severe bleeding. We believe that we will reach an agreement with the FDA regarding the proposed study for severe bleeding, however, as with any request to commence a clinical study, there can be no assurance that we will receive the required regulatory approvals.
Evithrom
Evithrom, our thrombin stand-alone product, is marketed by Ethicon for general surgical use, primarily for use in neurosurgery. Consistent with our strategy of developing product extension candidates to address market demand, Evithrom is a product extension of our fibrin sealant. It is intended for cases, such as certain types of neurosurgery, where the physician desires a more gradual onset of clotting than that provided by standard fibrin sealants. Evithrom is a liquid that is poured directly on the site or on to a gelatin-based device. Other currently available thrombin stand-alone products use bovine or recombinant thrombin. Evithrom, which is derived from human plasma, is designed to provide effective hemostasis without the risk of adverse reactions associated with bovine thrombin. In August 2007, the FDA approved our BLA to market Evithrom with a general hemostasis in surgery indication.
Non-Hemostasis Products
We seek to expand the commercial application of our protein purification technology and our manufacturing know-how for fibrin sealants by developing our own as well as supporting the development of selected company’s products that incorporate or facilitate the use of fibrin sealant. Products that are currently under development include products for the site-specific treatment of tissue, tissue regeneration and anti-adhesion. The focus of these primarily non-hemostasis product candidates is the development of products that combine our fibrin sealant with other components and that are designed to be introduced through minimally invasive procedures.
Passive immunotherapy products and product candidates
We produce and sell three passive immunotherapy products. We supply VIG under government contracts for the treatment of smallpox vaccine-related complications. We primarily market IVIG in Israel primarily for the treatment of patients with immune deficiency. We also market HBIG for the prevention of re-infection of transplanted livers with HBV (Hepatitis B Virus). In addition, we are developing several other passive immunotherapy product candidates.
The following table summarizes certain information regarding our passive immunotherapy products and product candidates:

Product	Status	Indication	Target market
VIG	Sales in Israel and several European countries	Smallpox vaccine-related complications	Governments

HT-VIG*	In development	Smallpox vaccine-related complications and treatment of side effects and the prevention of the side effects of vaccination against smallpox	Governments

IVIG	Commercial sales in Israel; Phase 3 clinical trial underway in the U.S.**	Primary Immune deficiency	Medical community

HBIG	Commercial sales in Israel; submitted regulatory filing with the health authorities in Sweden for the approval to sell HBIG in that country.	Prevention of HBV re-infection of transplanted liver	Medical community

Avian Influenza IG	In development	Avian influenza	Governments/Medical community

Seasonal Influenza	In development	Prevention and treatment of Influenza complications in high risk patients	Medical community

*	We have received NIH grants for the development of these product candidates.

**	FFF Enterprises, Inc. is conducting the Phase 3 clinical trial.

VIG
VIG is a product that contains antibodies specific to vaccinia. It is designed to treat smallpox vaccine-related complications. These complications may range from localized adverse reactions to inflammation of the brain.
We supply VIG to government organizations. To date, we have sold VIG to several governments, including to the United Kingdom Department of Health under a contract we were awarded by the United Kingdom in December 2005. VIG sales are non-recurring since, as with all bio-defense products, they are dependent on government contracts. It is therefore difficult to predict if and when a VIG contract will be awarded and the size of such contract.
HT-VIG
HT-VIG is a more concentrated form of VIG and can be used in smaller volumes for the same indication, and we believe it can also be used for the treatment of side effects and the prevention of the side effects of vaccination against smallpox. VIG must be dispensed intravenously due to the large volume of VIG that is required for effective treatment. As a result, it must be administered in a clinic only by specialized personnel and can take up to an hour. In addition to intravenous administration, the smaller volume of HT-VIG that we believe is needed for effective treatment, can be administered in a single injection intramuscularly, allowing non-specialized medical personnel to treat more patients in urgent situations.
We produce HT-VIG using our proprietary HT technology. In 2006, we tested our HT-VIG in animals to confirm the comparability and efficacy of HT-VIG to our VIG. Although we will not perform human clinical trials for HT-VIG, we intend to make certain regulatory filings with the FDA in the event that governments request additional tests in connection with their bid requests.
IVIG
IVIG is a product that contains the spectrum of antibodies normally present in healthy adult human plasma. It is primarily used to provide ongoing treatment for primary immune deficiencies by providing a broad selection of antibodies that mimic a healthy immune system.
We primarily market IVIG in Israel for immune deficiency indications. For the years ended December 31, 2006 and 2007, we recognized $18.8 million and $29.4 million in revenues, respectively, from sales of IVIG. Under our agreement with FFF, in August 2006, FFF began a multi-center Phase 3 trial with IVIG for treatment of immune deficiency in 50 patients in the U.S.
HBIG
HBIG is a product that contains antibodies specific to HBV. HBV can cause lifelong infection, scarring of the liver, liver cancer, liver failure and death. Many patients with chronic HBV infection require a liver transplant. Because HBV can reside in tissue other than the liver, there is a high risk that the liver of these transplant patients will be re-infected with HBV, which can destroy the transplanted liver. To prevent re-infection, these patients require lifelong treatment for HBV. HBIG is one of the treatments used to prevent re-infection of the transplanted liver.
We market HBIG for the prevention of re-infection of transplanted livers with HBV. For the years ended December 31, 2006 and 2007, we recognized $3.2 million and $3.2 million in revenues, respectively, from sales of HBIG. In 2007, we filed with the health authorities in Sweden for the approval to sell HBIG in that country.
Avian Influenza
In October 2006, we signed a Cooperative Research and Development Agreement, or CRADA, with the NIAID, part of the NIH, whereby the parties will perform collaborative research to develop new antibody-based therapeutics for the treatment of avian influenza. The collaborative research will combine the NIAID’s scientific and clinical expertise in influenza and vaccines with our proprietary manufacturing and expertise in development of antibody-based therapeutics.
Research and Development
We conduct research and development in our biosurgical product line, focusing on developing products with characteristics that satisfy surgeons’ unmet needs. In our passive immunotherapy product line, we are directing our efforts to developing products that address immune deficiencies and existing and emerging infectious diseases, including potential bioterrorism threats. We have 38 employees directly involved in research and development in Israel.
Our research and development activities and the clinical trials for our product candidates are funded by operations as well as financial support from our collaborators, which include commercial and government entities. Our research and development, clinical and regulatory expenses together with the cost incurred in connection with funded research and development were $6.8 million, $8.5 million and $10.4 million for the years ended December 31, 2005, 2006 and 2007, respectively.
As of December 31, 2007, we had received a grant from the NIH in connection with the development of our HT-VIG product candidates. Generally we have the right to patent any technologies developed from government grants, subject to the U.S. government’s right to receive a royalty-free license for federal government use and to require licensing to others in certain circumstances.
Sales and Marketing
Evicel is currently marketed and distributed in the U.S. and Quixil is currently marketed and distributed in the EU and certain other European countries through Ethicon, our exclusive distributor in those territories. In addition, Quixil is currently directly marketed by us in Israel and through a local distributor in Mexico. Other products being developed under the development agreement with Ethicon, such as the Fibrin Patch, will also be exclusively distributed by Ethicon in those territories for their respective indications. In addition, we intend to expand our sales and marketing efforts in the Far East. Further, we plan to collaborate with Ethicon to promote the usage and acceptance of our fibrin sealants.
We market our immunotherapy products directly or through local distributors, depending on the country.
Manufacturing and Production
We currently manufacture our biosurgical and passive immunotherapy products in our production facility near Tel Aviv, Israel. Our manufacturing facility layout and design, batch size spectrum and the application of our technology across products in both of our product lines gives us the flexibility to manufacture a variety of products, using our manufacturing lines for the manufacture of more than one product. In addition, our variable production batch size allows us to more easily scale-up our laboratory process to a commercial manufacturing level. This reduces the variation between our research and manufacturing batch sizes, which increases product equivalency between these two batch sizes. The ability to produce largely equivalent laboratory and commercial batch sizes reduces the probability of the FDA requiring additional clinical testing to demonstrate equivalence. This versatility allows us to increase the total output of our manufacturing facility, compared to the use of a “product dedicated line,” reduce the transition time from laboratory to commercial manufacturing and achieve manufacturing efficiency by matching unit output for the Evicel and Quixil components, BAC and thrombin.
We believe that our current production capacity is sufficient to meet our present output requirements. We are expanding our production operations by building a new production facility in Jerusalem, Israel for the production of our biosurgical products. A portion of this new facility is expected to be completed in 2008 and operational by the end of 2009, subsequent to the validation and approval by the FDA and EMEA and the remainder is expected to be completed in 2009 and, subject to validation and approval by the FDA and EMEA, operational by 2011. We currently expect that the additional production capacity provided by this new facility will allow us to meet our anticipated supply requirements.
The various regulatory requirements to which we are subject, such as the regulations of the FDA, the EMEA and the Israeli Ministry of Health, require us to adhere to cGMP. This standard requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. Our present production facility has been inspected and approved by the FDA and other regulatory agencies. We are subject to periodic re-inspection of our facility.
Our production process consists primarily of protein extraction and purification, and includes various safety-enhancing procedures, including SD virus inactivation, pasteurization and proprietary nano-filtration.
The raw materials we use in our production processes consist primarily of human plasma or plasma fractions, synthetic materials and chemicals and other disposable materials. We obtain plasma and plasma fractions from FDA-approved collection centers and companies in the U.S. and from Magen David Adom in Israel.

We purchase each of the following raw materials and disposables for our marketed products from single suppliers:
•	nano-filtration filters, which we use for virus removal and purchase;

•	a resin, which we use to remove plasminogen and produce BAC II;

•	the specialized application device, which we sell as part of our Evicel and Quixil product packages; and

•	tranexamic acid, which we use as a stabilizing agent in the current version of Quixil.
In the event that any one of these supply arrangements or agreements are terminated or the ability of any one of these suppliers to perform under our agreements were to be materially adversely affected, we anticipate that even if we are able to locate, qualify and enter into an agreement with a new supplier, it would take approximately six to twelve months to obtain regulatory clearance before a new supplier could begin supplying the relevant product to us. We have long term agreements with all but one of our sole suppliers.
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
Development agreement
The development agreement requires us and Ethicon to use commercially reasonable efforts to develop Evicel, Evithrom, the Fibrin Patch and flowable thrombin in accordance with a development plan approved by us and Ethicon.
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
Ethicon is obligated to make milestone payments to us upon the earlier of the first commercial sale of a product developed under the agreement or 45 days after obtaining U.S. or EU marketing clearance of each such product. Total upfront and milestone payments under the agreement are approximately $5.7 million in the aggregate, of which $4.0 million have been earned as of December 31, 2007.
We have agreed not to commercialize, without allowing Ethicon the opportunity to participate in, any improvement to either Quixil or Evicel, in the U.S. or Canada.
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
Under this agreement, Ethicon is responsible for filing and prosecuting patents for jointly developed intellectual property related to the Fibrin Patch and the flowable thrombin, and we are responsible for filing and prosecuting patents for jointly developed intellectual property related to Evicel, BAC II, Evithrom and the process for making the Fibrin Patch and the flowable thrombin. Additionally, all regulatory filings for products developed under the agreement are owned by us, except that the regulatory filings for the flowable thrombin are owned by Ethicon.
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
Distribution and supply agreement
Under the distribution and supply agreement, we granted to Ethicon the exclusive right, in certain territories, to market, sell and distribute Quixil and other fibrin sealant and hemostasis products that are being developed under the development agreement in professional medical settings for hemostasis and sealing indications (excluding dentistry applications). Ethicon has agreed that we will be its exclusive supplier of human plasma-derived hemostats and sealants for these indications. The territories covered by this agreement are the U.S. and Canada and all their territories and possessions, the EU, Norway, Iceland, Luxembourg and Switzerland, excluding, in the case of Quixil, Portugal. Ethicon has a right of first refusal with respect to any new territories into which we may expand, and may expand into new territories upon written notice to us of its intention to do so, in each case subject to its obligation to pay for the necessary costs of obtaining marketing approval in such territories. In consideration of this exclusive arrangement, Ethicon paid us exclusivity fees, and upon reaching certain milestones, we may receive further payments.
Ethicon is obligated to pay us consideration based on the quantity of Quixil, Evicel, thrombin stand-alone and flowable thrombin that it purchases from us in each quarter. The transfer price paid to us for the products purchased in a quarter is calculated based on the average price at which products are sold by Ethicon in that quarter multiplied by a percentage that is fixed for each specific product in the relevant year. The transfer price is adjusted depending on the dollar amount and our scheduled percentage of Ethicon’s net sales during the quarter, subject to specified minimum and maximum transfer price amounts. The minimum transfer price is also subject to periodic readjustments designed to preserve our gross profit margin for the particular product in the event of regulatory changes that cause an increase in the unit costs of our cost variables or in our manufacturing costs for that product. These prices are also subject to readjustment upon extraordinary increases in our raw materials or supply costs. In each event, the extent of any price increase is to be agreed upon between the parties.
The agreement provides for Ethicon to purchase minimum quantities of our Quixil, Evicel and Evithrom. The minimum purchase amounts are generally based on a percentage of the previous year’s sales of the relevant product by Ethicon. In the event that Ethicon’s sales of these products fall by a specified percentage over two consecutive years, then we will have the right to terminate the agreement with respect to such products. If we fail to supply a specified minimum percentage of the binding orders placed by Ethicon for our products within a specific time period, we will be obligated to pay to Ethicon a liquidated damages penalty.
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
Ethicon is obligated to make certain milestone payments to us on the occurrence of certain specified events, including if Ethicon achieves specified sales volume of Quixil and Evicel in 2008, 2009 or 2010. Total upfront and milestones payments under the agreement are approximately $13.2 million in the aggregate, of which we had earned approximately $12.2 million as of December 31, 2007.
The initial term of the agreement is until September 2013. Ethicon, at its option, may renew the agreement for an unlimited number of additional three year periods, exercisable upon at least 90 days’ written notice prior to the date of termination of the then current term. Ethicon may terminate the agreement at will at any time by providing us with at least six months prior written notice, paying all development costs and one-half of our labor costs incurred during the six month notice period and making an early termination payment. Ethicon may also terminate the agreement if we fail to supply specified minimum percentages of the binding orders placed by Ethicon for our products. We may terminate the agreement if Ethicon breaches our exclusive supply arrangement or fails to make certain minimum purchases. The agreement may also terminate upon material breach or non-compliance with applicable law if the breach is not cured, or upon bankruptcy or similar event.

Talecris
On October 8, 2006, we entered into a supply agreement with Talecris Biotherapeutics, Inc. Under the terms of the supply agreement, Talecris shall supply and we shall purchase certain minimum quantities of cryoprecipitate derived from plasma fractionated at Precision Pharma Services, Inc.’s facility. In accordance with the terms of the supply agreement, we have a right of first refusal to purchase additional cryoprecipitate. In consideration of the right of first refusal, we paid Talecris $1 million upon signing the supply agreement and are obligated to make three subsequent payments of $100,000 for maintaining the right of first refusal if certain regulatory approvals will be obtained. In addition, if we exercise our option to renew the supply agreement upon its termination, we will also be obligated to make two additional payments of $100,000.
In July 2007, the FDA, approved our use of cryoprecipitate from Talecris. As a result, the initial term of the supply agreement was extended from December 31, 2007 until June 3, 2010 and may be renewed by us for two consecutive two-year periods, provided that we must give Talecris at least one year’s written notice prior to the end of each expiring term of our intent to renew.
The supply agreement shall remain effective unless earlier terminated in accordance with the terms of the supply agreement. Either party may terminate the supply agreement (i) for breach by the other party if such breach is not cured within 30 days of notice of such breach and (ii) in the event the other party makes a general assignment for the benefit of its creditors or proceedings of a case are commenced by or against such party seeking such party’s bankruptcy, reorganization, rearrangement or insolvency, and such proceedings are not dismissed within 90 days after filing. We may terminate the supply agreement in the event that Talecris fails or is unable to provide cryoprecipitate for a period of more than 60 days due to force majeure.
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
Under the terms of the investigational agreement, as amended by the letter agreement, FFF has agreed to take over sponsorship of the active Investigational New Drug Application, or IND, for IVIG from us and to complete a Phase 3 clinical trial with IVIG in the U.S. for the treatment of patients with primary immune deficiency. FFF has agreed to purchase IVIG for use in the clinical trial from us at the price specified in the investigational agreement. Under certain circumstances, FFF may receive a credit for amounts paid to us for purchases of IVIG for use as an investigational drug in the clinical trial. In addition, FFF has agreed to purchase the IVIG produced by us from plasma purchased under the DCI agreement at a specified price, up to a specified maximum in any calendar year. Further, FFF will pay certain amounts to us for a limited expansion of our manufacturing capacity for IVIG.
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
S&A Design and Construction Ltd.
On August 2, 2006, we entered into a construction agreement with S&A Design and Construction Ltd., an Israeli company, or S&A, pursuant to which S&A designed and is constructing, on a turn-key basis, our new manufacturing plant. The construction agreement was amended on March 13, 2008. The plant is located in a facility currently under lease to us in Jerusalem, Israel. We lease this facility from Nichsei Har Hozvim Ltd. The lease term expires in May 2016. This lease can be extended through 2025. We currently pay a monthly rent of $60,875, which will increase to $62,800 on May 14, 2010. In addition to the rent, we will pay a management fee based on the size of the areas of the leased premises and the areas of use. We will use the plant for the production of our biosurgical products, including Evicel and Evithrom.
Under the agreement, S&A is responsible for the design, construction and validation of plant equipment and for the design, construction and validation of the plant’s support systems, including systems providing electricity, steam, air conditioning and water (such support systems which we refer to as “utilities”). In addition, S&A is required to design and construct the plant so that it will comply with current GMP and all relevant regulations and requirements of the FDA, European Medicines Agency and other relevant regulatory authorities in Israel and Canada.
The total consideration to be paid by us to S&A under the agreement, as amended, is $23.9 million, subject to increase as described below. The consideration is to be paid upon achievement of eleven milestones, including an advance payment, and payments upon completion and acceptance of the equipment, clean rooms and the facility as a whole. S&A is required to maintain unconditional bank guarantees in favor of us in the amount of $2.5 million. The amount of the required guarantee will be reduced to $750,000 upon the completion of 80% of the project and returned to S&A upon the full completion of the project.
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
Under the agreement, the plant, as originally agreed upon, is required to be completed by the end of March 2008, or such other date as the parties may agree, or the completion date (in each case subject to a 10-day grace period as well as to delays due to force majeure) and will be operational by the end of 2009, subsequent to the validation and approval by the FDA and the EMEA. We are required to pay S&A a bonus of $300,000 for completion by such date. S&A will be required to pay us a fine in the amount of $50,000 per month for any delay in completion exceeding 60 days from the applicable completion date. The work to be performed under the amendment to the construction agreement is expected to be completed in 2009, and, subject to validation and approval by the FDA and the EMEA, operational by 2011.
S&A is required to provide a 12-month warranty for each system or piece of process equipment and/or utilities systems or equipment it installs in the plant, commencing on the day such system or piece of equipment is delivered to us. To guaranty the performance of its obligations during the warranty period, S&A will provide us with a bank guarantee in the amount of $1,000,000 on the completion date. S&A is also required to provide technical support and maintenance for the plant’s process equipment and utilities for a period of 10 years pursuant to the terms of a service agreement to be entered into by the parties.
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
We are entitled to terminate the agreement at any time and for any reason by providing 60 days’ written notice to S&A. In the event we terminate the agreement, we shall pay S&A for all work actually performed by S&A and for all orders made by S&A, up to the time of termination that cannot be canceled, provided that such orders shall be supplied to us on site. In addition, we would be required to pay a final termination fee in the amount of $3.5 million. The right of S&A to terminate the agreement is limited to certain bankruptcy events in relation to us or to a failure by us to make required payments under the agreement in an amount of $1.5 million or more.

PlastMed Ltd.
On March 25, 2004, we entered into a manufacturing and supply agreement with PlastMed, appointing PlastMed as our primary manufacturer and supplier of our fibrin sealant application device. This agreement was amended on June 30, 2004 in connection with the financing of certain material required for manufacturing the device.
Our agreement with PlastMed expires in March 2009. Under the agreement, PlastMed agreed not to manufacture the application device for anyone other than us during the term of the agreement and for a period of 36 months thereafter. In return, we agreed to order at least 80% of all of our requirements for the application device from PlastMed during the term of the agreement. In addition, we agreed not to order the supply or manufacture of the application device, or any other product or device, from any of PlastMed’s subcontractors or suppliers for a period of four years after the termination of the agreement.
Under the terms of the agreement, with PlastMed’s assistance, we were required to obtain regulatory approval in the U.S. and the EU for the manufacture of the application device. We also agreed to indemnify PlastMed if the application device is supplied in and causes harm or damage in a territory where no applicable laws, statutes or orders exist as to its proper design, construction and quality.
Upon termination of the agreement, subject to certain conditions, PlastMed has a right of first refusal in the event that we seek to order additional quantities of the application device from another supplier. Upon exercise of this right, the agreement will be automatically renewed for an additional period of one year.
Magen David Adom in Israel
Since July 20, 2000, we have been party to a lease and operation agreement with Magen David Adom, or MDA, an Israeli not-for-profit organization. Under our lease and operation agreement with MDA, as amended, we lease our manufacturing facility and some machinery and equipment from MDA and purchase plasma from MDA under certain terms. In addition, we have agreed, upon the termination of our agreement, to grant MDA a license to manufacture certain licensed products, which include Factor VIII, albumin and IVIG, as well as other new products, then registered in Israel, and market and sell these products only in Israel, as described below.
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
Under the agreement, we agreed to finance all of the required compulsory investments until December 31, 2006, including MDA’s share, which we are entitled to offset against the rent and lease fee, provided that the rent and lease fee received by MDA in any given year during such period shall not be less than $1.0 million.
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
Plasma
Under the terms of the agreement, as amended, if MDA finds a buyer for its plasma that is willing to pay higher prices than those specified in our agreement, then we will have the right of first refusal to purchase such plasma for the same price as the third party is willing to pay. We have elected not to exercise this right of first refusal for the fiscal year 2007.
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
Upon the expiration or termination of this agreement, we are obligated to favorably consider a request by MDA to obtain from us a license granting MDA the right to manufacture and sell in Israel, products that we manufactured at the manufacturing facility.
In addition, for a period to be agreed upon during the last year of our operation of the manufacturing facility, we agreed to train, at MDA’s cost, a few of MDA’s key personnel in the operation of the manufacturing facility so that MDA may continue operating the manufacturing facility after the termination of our agreement.

Intellectual Property
Our success will depend in large part on our ability to maintain a proprietary position in our products and product candidates through a combination of patents and trade secrets. We rely upon patents, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We plan to aggressively protect and defend our proprietary position. As of December 31, 2007, we owned 13 U.S. patents and 12 patent applications related to our protein purification technology and the design of our products. We also own 93 patents and 51 patent applications in foreign countries related to this technology.
We believe that our patents and our existing products and product candidates do not infringe upon intellectual property rights of others, however it is possible that our existing patent rights may be challenged and found invalid or found to violate proprietary rights of others. In the event any of our products are challenged as infringing, we may be required to modify the design of the product, obtain a license or litigate the issue. We may not be able to finance costly patent litigation, obtain licenses or modify our products in a timely manner or at all. Failure to defend a patent infringement action or to obtain a license or implementation of modifications could have a material adverse effect on our continued operations.
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
Biosurgical competition
We compete with products in the active biosurgical hemostats market, which includes fibrin sealants and thrombin-based products. A number of companies, such as Baxter International Inc., and Nycomed A/S market fibrin sealants, glues and collagen. Of these, we believe that Baxter, which markets Tisseel VH in the U.S., is our main competitor in this territory, being the manufacturer of the only other FDA-approved fibrin sealant. Further, Haemacure Corporation and Grifols, S.A. have announced plans to launch fibrin sealants. In Europe, our main competitors include Baxter, which markets Tissucol, and Nycomed, which markets Beriplast (manufactured by ZLB-Behring), TachoComb H and TachoSil. ZLB-Behring markets Beriplast and Tachocomb in Japan. TachoComb H and TachoSil, unlike other fibrin sealants, layer the fibrin sealant in a solid collagen substrate. The substrate of TachoComb contains bovine and equine proteins, while the substrate of TachoSil contains equine proteins. Beriplast also contains bovine proteins. Currently, Evicel and Quixil are the only commercially available liquid fibrin sealants that, among other features, are completely free of bovine proteins.
In the market for thrombin products, our Evithrom product would compete mainly in the U.S. with bovine-derived thrombin products marketed by King Pharmaceuticals, Inc. and a recombinant thrombin products manufactured by ZymoGenetics, Inc., for the same indications. In addition, Baxter markets FloSeal, a bovine-based gelatin combined with human thrombin, which would compete with our flowable thrombin product candidate. Further, Haemacure Corporation has announced plans to develop a human thrombin product which could compete with our thrombin stand-

alone product.
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
The steps required before a new drug or biological product may be marketed in the U.S. include: pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an investigational new drug, or IND, for human clinical testing, which must become effective before human clinical trials may begin; adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication; submission to the FDA of a new drug application, or NDA, for a drug product or a Biologics License Application, or BLA, for a biological product; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with regulatory-prescribed cGMP; and FDA review and approval of the NDA or BLA.
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
Clinical trials are typically conducted in three defined phases, but the phases may overlap or be combined with each other. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Phase 1 usually involves the initial introduction of the investigational product candidate into people to evaluate its safety, dosage tolerance, and pharmacodynamics. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage; identify possible adverse side-effects and safety risks; and preliminarily evaluate the effectiveness of the product candidate for specific indications. Phase 3 trials usually further evaluate clinical effectiveness and test further for safety by using the product candidate in its final form in an expanded patient population.
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
Employees
As of December 31, 2007, we had approximately 212 employees at the following locations: our headquarters in New York, New York, our manufacturing facility in Kiryat Ono, Israel, our research and development facility in Nes-Ziona, Israel and our regulatory affairs, marketing and logistics support offices in Europe. Of these employees, 17 hold Ph.D. degrees. With the exception of 2 employees, all of our employees are full-time; 38 of these are directly involved in research and development, and approximately 135 are involved in manufacturing operations, including quality assurance and regulatory affairs.
We are subject to local labor laws and regulations with respect to our employees in those jurisdictions. These laws principally concern matters such as paid annual vacation, paid sick days, length of the workday and work week, minimum wages, pay for overtime, insurance for work-related accidents, severance pay, and other conditions of employment.
In particular, by order of the Israeli Ministry of Labor and Welfare, we and our Israeli employees are subject to the provisions of certain collective bargaining agreements that relate to cost of living increases, recreation pay, and other conditions of employment. We believe that the benefits and working conditions that we provide to our employees are above the required minimum. Our employees are not represented by a labor union. We have written employment contracts with the majority of our employees and we believe that our relations with our employees are satisfactory.
Available Information
We were founded in July 1995 as Omrix Biopharmaceuticals S.A., a Belgian company, which is currently our wholly owned subsidiary. In December 1998, we were incorporated in the state of Delaware. Our principal executive offices are located at One Rockefeller Plaza, 23rd Floor, New York, New York 10111, and our telephone number is (212) 887-6500. We have a manufacturing facility in Kiryat Ono, near Tel Aviv, Israel as well as a research and development facility in Nes-Ziona, Israel. Our European regulatory affairs, marketing and logistics support offices are located in Brussels, Belgium.
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
Although we have attained and maintained profitability since the three months ended December 31, 2005, we had previously accumulated significant operating losses since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $57.1 million. In addition, we have historically experienced considerable quarter-to-quarter variation in our results of operations and may not generate sufficient revenues from product sales in the future to maintain profitable operations. Further, we may not be able to sustain or increase profitability on a quarterly or annual basis. In particular, we may not be able to maintain profitability in the future as we expand our manufacturing capabilities, fund our research and development activities and seek additional regulatory approvals. If we are unable to maintain profitability, the market value of our common stock will decline.
We have an exclusive relationship with Ethicon relating to the distribution and development of our principal biosurgery products in the U.S. and certain other countries, and our resulting dependence on Ethicon exposes us to significant product commercialization and development risks.
In September 2003, we entered into a distribution and supply agreement and a development agreement with Ethicon. Under the distribution and supply agreement, we granted to Ethicon the exclusive right, in certain territories, to market, sell and distribute Quixil, our first generation fibrin sealant product, and other fibrin sealant and hemostasis products that are being developed under the development agreement, for use in professional medical settings for hemostasis and sealing indications. Under the distribution and supply agreement, we are required to supply finished products to Ethicon, and they are required to purchase a minimum amount of these products from us. Additionally, under the development agreement we are developing new products with Ethicon, including the Fibrin Patch. As part of the development agreement, Ethicon has agreed to devote internal resources to the development of products included in the collaboration and to pay all of the agreed to development costs as well as half of our development-related labor costs.
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
The initial terms of the distribution and supply agreement and the development agreement expire in September 2013. The development agreement is subject to earlier termination if work has been completed and milestone payments made, or if there is a material breach by either party or such breach has not been cured, or upon the bankruptcy or insolvency of either party. The development agreement is also subject to automatic termination if the distribution and supply agreement is terminated. Ethicon may terminate the distribution and supply agreement:
•	for any or no reason at any time by providing us with at least six months prior written notice and complying with certain other conditions;

•	upon our material breach or non-compliance with applicable law and if such breach or non-compliance is not cured; or

•	upon our bankruptcy or similar insolvency event.
Further, we are required under the distribution and supply agreement to supply Ethicon with minimum product quantities based on forecasts provided to us by Ethicon. If we are unable to satisfy these supply obligations, we may be obligated to pay to Ethicon a liquidated damages penalty and Ethicon may terminate the agreement.
If our relationship with Ethicon were to terminate, we would have to either enter into a marketing and distribution arrangement with another party or market and distribute these products ourselves in the Ethicon territories. We may not be able to enter into such an agreement with another company with similar resources to commercialize these products and perform these functions on acceptable terms or at all. To market and distribute these products on our own, we would first have to develop a sales and marketing organization and a distribution infrastructure, neither of which we currently have. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability.

Moreover, a termination of our relationship with Ethicon could seriously compromise the development program for our hemostasis product candidates. For example:
•	we could experience significant delays in the development of any product candidate then in development, including our Fibrin Patch;

•	we would have to assume full responsibility for further development, including funding these programs; and

•	we may lose access to Ethicon intellectual property that relates to products covered by the development agreement, and as a result we might be unable to develop these products at all.
Any of these outcomes could result in delays in our ability to distribute our products and commercialize our product candidates and would increase our expenses, all of which would have a material adverse effect on our business, results of operations and financial condition.
Our collaboration with Ethicon is multi-faceted and involves a complex sharing of control over decisions, responsibilities, costs and benefits. There are numerous potential sources of disagreement between us and Ethicon, including those with respect to product development, negotiation of pricing of product candidates, marketing strategies, manufacturing and supply issues and rights relating to intellectual property. Ethicon has significantly greater financial and managerial resources than we do, which it could draw upon in the event of a dispute. A disagreement between Ethicon and us could lead to lengthy and expensive dispute resolution proceedings as well as to extensive financial and operational consequences to us, and have a material adverse effect on our business, results of operations and financial condition.
If our products do not achieve market acceptance, we will be unable to generate significant revenues from them.
The commercial success of our products will depend primarily on convincing surgeons, physicians, hospital pharmacists and other medical practitioners to use our products. To accomplish this, we, together with our collaborators, such as Ethicon and any other marketing or distribution collaborators, will have to convince members of the medical community of the benefits of our products through, for example, published papers, presentations at scientific conferences and additional clinical data. Medical providers will not use our products unless we can demonstrate that they consistently produce results comparable or superior to existing products and have acceptable safety profiles and costs. If we are not successful in these efforts, market acceptance of our products could be limited. Additionally, we do not have long term safety data for many of our products, particularly our fibrin sealant products. If long term patient studies suggest that the use of our products or similar products produced by others are associated with adverse side effects, our products may not achieve market acceptance. Even if we demonstrate the safety and effectiveness of our products, surgeons, physicians and other medical practitioners may continue to use other products simply because those products are already widely accepted or are based on established technologies. Additional factors that might influence market acceptance of our products include:
•	convenience and ease of use;

•	availability and cost of alternative and competing products or therapies;

•	effectiveness of our or our collaborators’ marketing, distribution and pricing strategies; and

•	publicity concerning our products as well as our competitors’ products.
If, due to any of these factors, our products do not achieve broad market acceptance, we will be unable to generate significant revenues from them, which would have a material adverse effect on our business, cash flows and results of operations.
We may not be able to successfully develop and commercialize our product candidates, including the Fibrin Patch or Adhexil.
Our future growth will depend in large part on our ability to develop successfully, obtain regulatory approval for and commercialize our product candidates, including our:
•	Fibrin Patch, for the management and rapid control of bleeding, including mild, moderate and severe bleeding; and

•	Adhexil, for the prevention and/or reduction of post-operative adhesions.
We will have to conduct significant additional trials with respect to these product candidates, including clinical trials, and obtain regulatory approval before we can commercialize them.
To market a product for the treatment of a disease or for surgical use, we must demonstrate to the applicable regulatory authorities, such as the FDA and the EMEA, that the product is safe and effective for its intended use. Product development is a long, expensive and potentially uncertain process, and entails both preclinical testing, which consists of laboratory testing using chemical and animal models, as well as clinical testing, which consists of using the product candidate in humans in a clinical setting. In November 2007, we submitted an IND to commence a pivotal study in the U.S. for mild, moderate and severe bleeding. We have received approval from the FDA and will commence a Phase 2 clinical study for mild and moderate bleeding in the second quarter of 2008. We have not yet received approval for and are continuing discussions with the FDA in response to their comments regarding severe bleeding. There can be no assurance that the FDA will approve all or a portion of the proposed severe bleeding study, or that any study will demonstrate sufficient safety and efficacy to obtain the required regulatory approvals.
We are currently conducting clinical trials on three product candidates and preclinical studies on one product candidate, and we expect to conduct additional trials and studies in the future. It takes several years to complete regulatory testing for a product candidate, and failure can occur at any stage. We may suffer significant setbacks in advanced clinical trials, even after obtaining promising results in earlier studies. At any point during clinical trials, undesirable side effects could be detected. These side effects could interrupt, delay or halt clinical trials of the product candidate being tested and related product candidates and could result in the FDA, the EMEA or other regulatory authorities denying approval of such product candidates for any or all targeted indications.
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
We rely on third parties, including Ethicon, contract research organizations and outside consultants, to assist us in managing and monitoring all of our preclinical studies and clinical trials. If any of these parties terminate their agreements with us, the development of the product candidates covered by those agreements could be substantially delayed. In addition, these third parties may not successfully carry out their contractual obligations, meet expected deadlines or follow regulatory requirements, including clinical, laboratory and manufacturing guidelines. Our reliance on these third parties may result in delays in completing, or in failing to complete, these trials if they fail to perform with the speed and competency we expect. Further, if any of these parties fail to perform their obligations under our agreements with them in the manner specified in those agreements and in the trial design, the FDA may not accept the data generated by those trials, which would increase the cost of and the development time for that product candidate. If clinical testing of our product candidates is compromised for any of the above-mentioned reasons, we may be unable to meet our anticipated development or commercialization timelines, which could have a material adverse effect on our business.
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
We depend on third parties for the supply of certain raw materials we use to produce our products as well as for important components of our products. The raw materials we use in our production processes consist primarily of plasma, synthetic materials and chemicals and other disposable materials. We purchase each of the following raw materials and disposables for our marketed products from single suppliers:
•	nano-filtration filters, which we use for virus removal and purchase from Asahi Kasei Pharma Corporation;

•	a resin, which we use to remove plasminogen and produce BAC II, and purchase from Amersham Biosciences AB;

•	the specialized application device, which we sell as part of our Evicel and Quixil product packages and purchase from PlastMed Ltd.; and

•	tranexamic acid, which we use as a stabilizing agent in Quixil and purchase from Daiichi Pharmaceuticals Co., Ltd.
Our reliance on these suppliers exposes us to significant risks. These third parties might:
•	be unable or unwilling to provide us with sufficient materials to meet our demands;

•	fail to meet our standards of quality or other specifications;

•	increase significantly the prices they charge us for materials; or

•	not carry out their contractual duties or meet anticipated deadlines, which could result in delays in obtaining or maintaining regulatory approvals or in satisfying customer orders.
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
We currently manufacture all of our products at our sole commercial manufacturing facility, which is located near Tel Aviv, Israel. Accordingly, we face risks inherent in operating a single manufacturing facility, since any disruption, such as a fire, natural disaster, terrorist attack or military action, could significantly interrupt our manufacturing capability. These risks are exacerbated by the facility’s location in Israel, an area that has historically experienced significant geopolitical instability. Our new manufacturing plant, which we have commenced building, will be located in Jerusalem, Israel and will therefore be subject to many of the risks to which our current manufacturing facility is subject. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months or years of production delays as we build or locate replacement facilities and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy customer orders on a timely basis, if at all. In addition, a disruption at our sole manufacturing site may impair or delay our ability to meet product demands by Ethicon and we could be in breach of our agreement with them. Also, operating any new facilities may be more expensive than operating our current facility. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at our manufacturing facility could have drastic consequences on us, including threatening our financial viability.
If we are unable to expand our manufacturing capacity as planned, we may be unable to satisfy demand for our products.
We believe we will have to expand our manufacturing capacity to meet anticipated demand for our products. We are currently planning to increase production capacity for fibrin sealant products at our existing facility to meet anticipated demand through 2008 and have started constructing a new facility in Jerusalem, Israel to meet our needs thereafter. We may not be able to obtain the requisite regulatory approvals for the increase in production capacity at our existing facility on a timely basis, or at all, and while we believe that phase one and two at our new facility will be completed and required regulatory approvals will be received in 2009 and 2011, respectively, we may not be able to complete the construction of this facility within our anticipated time frame or budget. Even if we complete the construction in a timely manner, we may not be able to obtain the requisite regulatory approvals for the facility on a timely basis, or at all. If we cannot obtain necessary approvals for these contemplated expansions, or complete the planned construction, in a timely manner, our ability to meet demand for our products would be adversely affected.
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
We operate in international markets. We generate significant revenues and incur operating expenses outside the U.S. principally in New Israeli Shekels, or NIS, and Euros. However, the amount of our revenues denominated in a particular currency typically varies from the amount of expenses denominated in that currency, which exposes us to losses resulting from currency fluctuations. In 2007, the percentages of our revenues and expenses denominated in U.S. dollars, NIS and Euros were as follows:

Currency	Revenues	Expenses

U.S. dollars	88%	63%
NIS	0%	29%
Euros	12%	7%
Other	0%	1%
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
Also currency fluctuations may increase or decrease our cost structure relative to those of our competitors, which could affect the demand for our products and affect our competitive position. We currently do not undertake any hedging activities to address these fluctuations.
If we lose the services of our key management or scientific personnel, scientific collaborators or other advisors, our business would suffer.
The success of our business is highly dependent on our management as well as our senior manufacturing and scientific personnel. We also rely on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. In addition, we require additional skilled personnel in areas such as business and clinical development. We do not maintain key-person life insurance on any of our officers, employees or consultants. In addition, although we have employment agreements with key members of management, each of our employees, subject to applicable notice requirements, may terminate his or her employment at any time. The pool of individuals with relevant experience in biopharmaceuticals is limited, and retaining and training personnel with the skills necessary to operate our business effectively is challenging, costly and time-consuming. If we lose the services of any key personnel, which includes Robert Taub and Nissim Mashiach , our business, financial condition and results of operations could be materially and adversely affected.
If product liability lawsuits are brought against us, we might incur substantial liabilities and could be required to limit the commercialization of our products.
We are exposed to the risk of product liability claims inherent in businesses that test, manufacture, market and sell biopharmaceutical products. We may be subject to claims against us even if the injury is due to the actions of others. For example, if the medical personnel that use our products on patients are not properly trained or are negligent in the use of our products, the patient may be injured through the use of our product, which may subject us to claims. In addition, because our products are derived from human plasma, they may be contaminated by viruses, bacteria or other pathogens despite our screening, virus removal and other safety procedures. Moreover, our safety procedures have been designed based on our knowledge of known pathogens and our safety procedures may be inadequate to guard against any new pathogen.
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
Variable demand by governments for passive immunotherapy products for bio-defense applications or our inability to obtain additional government contracts for such products may reduce our revenues from this area of our passive immunotherapy product line.
We provide passive immunotherapy products to governments to, among other things, respond to potential bioterrorism threats. Revenues from our passive immunotherapy products for bio-defense applications are unpredictable and are driven by a number of factors, many of which are beyond our control, including:
•	fluctuations in government demand for passive immunotherapy products for bio-defense applications influenced by budgetary preference and shifts in the perception of the relevance of a bioterrorism threat;

•	the termination of key government contracts;

•	our success in obtaining additional government contracts through a bidding process; and

•	the development of new bio-defense products that are superior to or eliminate the need for our products.
Even if our products are in demand, we may not be able to obtain follow-on and additional government contracts. Our inability to obtain such contracts may be significant because during certain periods these contracts may account for a substantial portion of our revenues. For example, in December 2005, we were awarded a contract by the United Kingdom to provide VIG to the United

Kingdom Department of Health. This contract has now been concluded. If contracts of such volume are not issued by governments or we are unable to obtain them, our revenues from this area of our passive immunotherapy product line will be reduced.
We may fail to maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act of 2002.
The Sarbanes-Oxley Act of 2002 imposes certain duties on us and our executives and directors. Our efforts to comply with the requirements of Section 404 have resulted in increased general and administrative expense and a diversion of management time and attention, and we expect these efforts to require the continued commitment of these resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Although our management has determined that we complied with Section 404 in 2007, we may identify material weaknesses or significant deficiencies in our future controls over financial reporting. Failure to maintain effective internal controls over financial reporting could result in investigations or sanctions by regulatory authorities, and could have a material adverse effect on our operating results, investor confidence in our reported financial information, and the market price of our common stock.
RISKS RELATED TO GOVERNMENT REGULATION
The regulatory approval process for our product candidates is lengthy, and we may not be able to obtain all of the regulatory approvals required to manufacture and commercialize our product candidates.
Many of our products are still under development, and we will not be able to commercialize these products until we have obtained the requisite regulatory approvals from federal, state and local government authorities, including the FDA and EMEA. To obtain regulatory approval of a product candidate, we, or our collaboration partners, must demonstrate to the satisfaction of the applicable regulatory agency that such product candidate is safe and effective for its intended uses. In addition, we must show that the facilities used to produce the product candidate are in compliance with applicable manufacturing regulations, which under FDA regulations are called current Good Manufacturing Practices, or cGMP. In general, these requirements mandate that manufacturers follow elaborate design, testing, control, documentation and other quality assurance procedures throughout the entire manufacturing process. The process of obtaining regulatory approvals typically takes several years and requires the expenditure of substantial capital and other resources. Despite the time, expense and resources invested by us in the approval process, we may not be able to demonstrate that our product candidates are safe and effective, in which event we would not receive the regulatory approvals required to market them.
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
The type and magnitude of the testing required for regulatory approval varies depending on the product candidate and the disease or condition for which it is being developed. Regulatory agencies can delay, limit or deny approval of a product for many reasons, including:
•	regulatory officials might interpret data from pre-clinical and clinical testing in different ways than we and our collaboration partners interpret it and conclude that additional data is required or that the product candidate is not safe and effective;

•	regulatory agencies might not approve our manufacturing processes or facilities or the processes or facilities of our collaboration partners; or

•	regulatory agencies might change their approval polices or adopt new regulations which can delay approval and add significant additional costs.
Any delay or failure by us or our collaboration partners to obtain or maintain regulatory approvals for our product candidates or facilities would adversely affect our ability to generate revenues from them and could impose significant additional costs on us. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory approval process in others.
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
In addition, manufacturing activities are also heavily regulated. Failure to comply with applicable regulatory requirements could result in warning letters, fines, civil penalties, injunctions, recall or seizure of products, total or partial suspension of production, withdrawal of approvals and criminal prosecution.
We and our partners are prohibited from marketing our products for indications other than those specifically approved by regulatory agencies. We could be subject to enforcement actions if we fail to adhere to these restrictions.
We are subject to inspection and market surveillance by the FDA, EMEA and other regulatory authorities for compliance with regulations that prohibit the promotion of a medical product for a purpose or indication other than those for which approval has been granted. While a medical product manufacturer may not promote a product for such “off label” use, doctors are allowed, in the exercise of their professional judgment in the practice of medicine, to use a product in ways not approved by regulatory authorities. Further, in addition to regulatory prohibitions against the promotion of off-label use, there are safety concerns associated with the practice, since off-label use is generally not supported by the rigorous clinical trials required to support approved uses. A pattern of widespread off-label use could cause the FDA, the EMEA or other regulatory authorities to scrutinize our and Ethicon’s marketing activities regarding Evicel and Quixil.
Off-label marketing regulations are subject to varying evolving interpretations. Regulatory authorities have broad enforcement power, and a failure by us, or our collaboration partners, to comply with these regulations can result in penalties, including warning letters, fines, product recalls or seizures, injunctions, withdrawals of previously approved marketing applications and criminal prosecutions. For example, in May 2004, we received a warning letter from the FDA regarding the failure of a convention poster for Crosseal to provide sufficient information regarding risks associated with Crosseal and its contraindications and to accurately describe its indication as an adjunct to hemostasis in liver surgery. In response to the letter, we undertook a number of corrective actions. Furthermore, because Evicel and Quixil are marketed in the U.S. and the EU, respectively, primarily by Ethicon, we are exposed to the risk that Ethicon’s promotional activities will not fully comply with regulatory requirements.
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
As to many technical aspects of our business, we have concluded that competitively sensitive information is either not patentable or that for competitive reasons it is not commercially advantageous to seek patent protection. In these circumstances, we seek to protect this know-how and other proprietary information by maintaining it in confidence as a trade secret. For example, some of the intellectual property we have developed in relation to our core protein purification technology is not patented, but instead is maintained by us in the form of know-how and trade secrets. To maintain the confidentiality of our trade secrets, we generally enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of their relationships with us. These agreements require that all confidential information, developed by the individual or made known to the individual by us during the course of the individual’s relationship with us, be kept confidential and not disclosed to third parties. Our agreements with employees also provide that inventions, conceived by the individual in the course of rendering services to us, shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with the terms of these agreements. The disclosure of our trade secrets would impair our competitive position. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential information. Further, to the extent that our employees, consultants or contractors use trade secret technology or know-how owned by others in their work for us, disputes may arise as to the ownership of related inventions.
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
If any of these events occurs, our business will suffer and the market price of our common stock may decline.
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.
There has been substantial litigation and other proceedings regarding patent and intellectual property rights in the biopharmaceutical industry. We may be forced to defend claims of infringement brought by our competitors and others, and we may institute litigation against others who we believe are infringing our intellectual property rights. The outcome of intellectual property litigation is subject to substantial uncertainties and may, for example, turn on the interpretation of claim language by the court, which may not be to our advantage, or on the testimony of experts as to technical facts upon which experts may reasonably disagree. Our involvement in intellectual property litigation could result in significant expense to us. Some of our competitors have considerable resources available to them and a strong economic incentive to undertake substantial efforts to stop or delay us from commercializing products. We, on the other hand, are a relatively small company with limited resources available to us to engage in costly and protracted litigation. Moreover, regardless of the outcome, intellectual property litigation against or by us could significantly disrupt our development and commercialization efforts, divert our management’s attention and adversely affect our financial resources.
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
Our common stock has been publicly traded for a limited period and we cannot predict the extent to which a trading market for our common stock will develop or be sustained.
The trading price of our common stock could be highly volatile in response to various factors, many of which are beyond our control, including:
•	developments concerning Evicel, Quixil, the Fibrin Patch or any of our other product candidates;

•	new products introduced or announced by us or our competitors;

•	announcements of technological innovations by us or our competitors;

•	expiration or termination of licenses, research contracts or other collaboration agreements;

•	conditions or trends in the regulatory climate in the biopharmaceutical industry;

•	intellectual property, product liability or other litigation against us;

•	actual or anticipated variations in our operating results;

•	changes in financial estimates by securities analysts;

•	changes in the market valuations of similar companies; and

•	sales of shares of our common stock, particularly sales by our officers, directors and significant stockholders.
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
Our directors and executive officers beneficially own approximately 16.5% of our common stock. In particular, Robert Taub, our CEO, owns 15.9% of our common stock. As a result, our directors and executive officers, acting together, or Robert Taub, may be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers or other significant corporate transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying, deferring or preventing a change in our control or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2007, we had outstanding 17,000,451 shares of common stock . Approximately 2,819,207 shares of our common stock are restricted as a result of securities laws. The holders of our common stock and warrants have rights, subject to certain conditions, to require us to file registration statements to permit the resale of their shares in the public market or to include their shares in registration statements that we may file for ourselves or other stockholders.
RISKS RELATED TO OUR OPERATIONS IN ISRAEL
Political and military instability and other factors may adversely affect our operations in Israel.
All of our manufacturing and research and development facilities and a substantial portion of our personnel are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and currently is subject to civil unrest and terrorist activity, with varying levels of severity. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. In addition, parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. Moreover, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform military reserve duty annually. Additionally, all Israeli residents under this age are subject to being called to active duty at any time under emergency circumstances. Many of our employees are currently obligated to perform annual reserve duty. In response to the increase in terrorist activity and the Palestinian uprising, there have been, at times, significant call-ups of military reserves, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence for a significant period of one or more of our key employees due to military service, which could have a material adverse effect on our business and financial condition.
The Israeli government programs and tax benefits in which we have participated and in which we currently participate, or from which we may receive benefits, require us to meet certain conditions. These programs or benefits may be terminated or reduced in the future, which could increase our costs.
Part of our investment in fixed assets at our manufacturing facility near Tel Aviv, Israel has been granted Approved Enterprise status under the Israeli Law for Encouragement of Capital Investments, 1959, or the Investments Law. As a result, we are eligible to receive certain tax benefits. These benefits are conditioned upon our fulfilling certain requirements stipulated in the Investments Law and its regulations, and the criteria set forth in the specific certificate of approval, including making specified investments in fixed assets and equipment and financing a percentage of those investments with our share capital. If we do not meet these requirements in the future, our tax benefits may be reduced or canceled and we could be required to refund any tax benefits already received at that time.
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
It may be difficult to enforce a U.S. judgment against us, our officers, directors and the Israeli experts named in this prospectus outside the U.S., or to assert U.S. securities laws claims outside of the U.S.
Some of our executive officers and directors are not residents of the U.S., and the majority of our assets and the assets of these persons are located outside the U.S. Therefore, it may be difficult to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws against us or any of these persons in a U.S. or foreign court, or to effect service of process upon these persons in the U.S. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S. Foreign courts may refuse to hear a U.S. securities law claim because foreign courts may not be the most appropriate forums in which to bring such a claim. Even if a foreign court agrees to hear a claim, it may determine that the law of the jurisdiction in which the foreign court resides, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the law of the jurisdiction in which the foreign court resides. As a result of the difficulty associated with enforcing a judgment against us, you may not be able to collect any damages awarded by either a U.S. or foreign court.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our headquarters are located in a leased office space at One Rockefeller Center, Suite 2322, New York, New York 10020. Under this lease, we lease approximately 8,945 square feet and pay a fee of $791,633 per year. This lease expires on May 12, 2017.
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
We also lease approximately 17,000 square feet of office and laboratory research space in Rechovot, Israel, which we use to conduct our research and development activities. Under this lease, in 2007 we paid a fee of NIS 995,000 (approximately $240,000). Part of this lease expires in June 2008, and part of it expires in August 2012.
Our European regulatory affairs, marketing and logistics support offices are located in a leased office space in Brussels, Belgium. Under this lease we pay a fee of €51,311 (approximately $75,500) per year. This lease expires in 2008.
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
Our common stock is listed on the NASDAQ Global Market under the symbol “OMRI.” Our common stock began trading on the NASDAQ Global Market on April 20, 2006 in conjunction with our initial public offering. Prior to April 20, 2006, our common stock was not publicly traded. The following table sets forth the high and low sales prices of our common stock since April 20, 2006:

	High	Low

2006
April 20, 2006 through June 30, 2006	$14.99	$9.53
July 1, 2006 through September 30, 2006	$19.57	$11.50
October 1, 2006 through December 31, 2006	$34.60	$16.75

	High	Low

2007
January 1, 2007 through March 31, 2007	$40.90	$30.67
April 1, 2007 through June 30, 2007	$39.00	$28.35
July 1, 2007 through September 30, 2007	$35.67	$25.29
October 1, 2007 through December 31, 2007	$39.07	$32.14

Holders of Common Stock
The number of stockholders of record of our common stock as of March 10, 2008 was 22.
Dividends
Historically, we have not paid any cash dividends on our common stock. The payment of dividends on our common stock in the future will be at the discretion of our Board of Directors and will depend on, among other factors, our earnings, stockholders’ equity, cash position and financial condition.
Securities Authorized For Issuance Under Equity Compensation Plans
We maintain our 2006 Equity Incentive Plan under which shares of our common stock are authorized for issuance. For more information on this plan, see Note 13 to “Notes to Consolidated Financial Statements.” Information regarding the common stock issuable under this plan as of December 31, 2007 is set forth in the table below:

Number of securities
remaining available for
		Weighted- average	future issuance under
	Number of securities to	exercise	equity compensation
	be issued upon exercise	price of outstanding	plans (excluding
	of outstanding options,	options, warrants and	securities reflected in
Plan category	warrants and rights	rights	the first column)
Equity compensation plans approved by security holders	882,067	$19.85	777,440
Equity compensation plans not approved by security holders	—	—	—
Total	882,067	$19.85	777,440

Item 6. Selected Financial Data
The following selected financial data reflects the results of operations, balance sheet data, and common share information for the years ended December 31, 2005, 2006 and 2007 (in millions, except per share data and number of employees).

	Year ended December 31,
	2005	2006	2007

Operating Results

Total revenues	$27.5	$63.8	$61.7
Operating income (loss)	(2.2)	20.9	5.9
Net income (loss)	(27.7)	23.0	11.9

Net income (loss) for common stockholders	(21.2)	23.0	11.9

Net income (loss) per share:
Basic net income (loss) per share of common stock	$(2.01)	$1.68	$0.71

Diluted net income (loss) per share of common stock	(2.45)	1.65	0.69

Capital expenditures		$4.2	$8.2

Number of employees		180	212

Financial Position

Cash, cash equivalents and short-term investment		$80.8	$80.9
Working capital		94.9	110.4

Total assets		121.6	145.3
Total debt		1.2	—

Stockholders’ equity		96.1	118.6
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
GENERAL
Omrix Biopharmaceuticals, Inc. is a fully integrated biopharmaceutical company that develops, manufactures and markets protein-based biosurgery and passive immunotherapy products. We are headquartered in New York, New York. Our Israeli subsidiary, Omrix Ltd., performs most of our research and development as well as manufacturing activities. Our European activities are managed primarily from our Belgian subsidiary, Omrix Biopharmaceuticals S.A..
Our biosurgery product line includes products and product candidates that are used for the control of bleeding, or hemostasis, and other surgical applications. Our passive immunotherapy product line includes antibody-rich products and products for the treatment of immune deficiencies, infectious diseases and potential biodefense applications, such as our VIG, which is designed to treat complications related to the smallpox vaccination. Our revenues are derived from product sales, upfront fees, milestone payments, development revenues and grant revenues from both our biosurgery and immunotherapy product lines. Sales of bio-defense products, such as VIG, are dependent on government biodefense policies thus the tender and award of such contracts can fluctuate considerably.
In April 2006, we consummated an initial public offering, or IPO. Net proceeds to us from the IPO, including the sale of additional shares to the underwriters, net of commission and expenses, were $34.1 million. In December 2006, we consummated a follow-on offering and, in January 2007, the underwriters exercised their option to purchase additional shares of our common stock. Net proceeds to us from the follow-on offering, including the sale of additional shares to the underwriters, net of commission and expenses, were $51.4 million.

The following discussion summarizes the significant factors affecting our operating results, financial condition and liquidity for the three-year period ended December 31, 2007. This discussion should be read in conjunction with Item 8, Financial Statements and Supplementary Data.
EXECUTIVE OVERVIEW
During 2007, we focused on increasing our revenues from our biosurgery products. We were granted marketing approval from the FDA for Evicel, our second generation fibrin sealant, as an adjunct to hemostasis in vascular surgery in May 2007 and for general surgical use in January 2008. In August 2007, the FDA approved our BLA to market Evithrom, a thrombin stand-alone product with a general hemostasis in surgery indication. Our biosurgery revenues grew over 47% from $19.1 million in 2006 to $28.1 million in 2007 and our passive immunotherapy revenues, other than VIG, grew over 47% from $22.1 million in 2006 to $32.6 million in 2007. There were no VIG sales in 2007.
We are committed to remaining innovative, and, in 2007, we increased our research, development, clinical and regulatory expenses by over 32% to $4.5 million from $3.4 million in 2006. The increase is mainly related to the development of Adhexil, our adhesion prevention product.
Selling, marketing, general and administrative expenses increased by 37% in 2007, primarily as a result of our decision to go public and increased presence in the United States.
We have been profitable since and including 2006.
RESULTS OF OPERATIONS
Revenues

	Year ended December 31,
	2005	2006	2007
	(U.S. dollars in millions)
Revenues:
Product sales	$22.5	$56.9	$51.9
Development revenues and grants	5.0	6.9	9.8

Total revenues	$27.5	$63.8	$61.7

Total revenues decreased by $2.1 million, or 3%, in 2007 as compared to 2006, primarily due to $21.2 million of VIG sale in 2006. In 2006, total revenues increased by $36.3 million, or 132% for the same reason. Product sales decreased by $5 million, or 9%, in 2007 as there were no VIG sales in 2007. Product sales increased $34.4 million, or 153%, in 2006 due to such VIG sales. Product sales, other than VIG, increased by 45% in 2007 when compared to $35.7 million in 2006 as shown below. Year-over-year development revenues and grants increased 42% in 2007 and 38% in 2006.
Revenues for each of our product lines as well as revenues from other plasma-derived products for the years ended December 31, 2005, 2006 and 2007 are presented below.

	Year ended December 31,
	2005	2006	2007
	(U.S. dollars in millions)
Biosurgical products
Product sales	$7.0	$13.4	$19.3
Development revenues	4.0	5.7	8.8

	11.0	19.1	28.1

Passive immunotherapy products
Product sales, other than VIG	12.8	22.1	32.6
VIG sales	1.4	21.2	0.0
Grants	1.0	1.2	1.0

	15.2	44.5	33.6

Other products	1.3	0.2	0.0

Total	$27.5	$63.8	$61.7

Biosurgical products
Biosurgical product sales increased by $5.9 million, or 44%, in 2007 and $6.4 million, or 91%, in 2006. The increase in 2007 and 2006 is mainly due to increased sales of our fibrin sealants in the U.S, plus Evithrom sales in 2007. Up-front and milestone payments of $1 million in 2005, $1.3 million in 2006 and $1.5 million in 2007 are included in product sales.
Biosurgical development revenues increased by $3.1 million, or 54%, in 2007 and $1.7 million, or 42%, in 2006, primarily due to development work related to the Fibrin Patch.
Passive immunotherapy products
Passive immunotherapy product sales, other than VIG, increased by $10.5 million, or 48%, in 2007 and $9.3 million, or 73%, in 2006, primarily due to increased units and price per unit in Israel and $3.5 million of non-recurring sales to a county in Europe. There were no VIG sales in 2007, $21.2 million of VIG revenues in 2006 and $1.4 million in 2005. Grants recognized in 2005, 2006 and 2007 are related to a $4.0 million of development funding received from the NIH .
Other products
There were no sales of other plasma-derived products such as Factor VIII and albumin in 2007, reflecting our decision to exit these markets due to price erosion.
Cost of revenues and gross profit

	Year ended December 31,
	2005	2006	2007
	(U.S. dollars in millions)
Cost of revenues
Product sales	$17.3	$24.4	$31.7
Development revenues and grants	4.0	5.1	6.0

Total costs of revenues	$21.3	$29.5	$37.7

Gross profit	$6.1	$34.2	$24.0
Gross profit as a percentage of revenues	22.1%	53.6%	39.0%
Gross profit decreased 30% to $24.0 million in 2007 and increased 460% to $34.2 million in 2006 mainly due to significant VIG sales to the U.K. in 2006. The decline in the value of the U.S. dollar against the new Israeli shekel also negatively impacted gross profit in 2007.
Cost of development revenues and grants includes cost of products, research, development, clinical and regulatory trial expenses incurred in connection with projects under research and development. These costs increased by 17% to $6.0 million in 2007 as compared to a 43% increase in revenues, and by 29% to $5.1 million in 2006 as compared to a 36% increase in revenues.
Research and development, clinical and regulatory expenses, net
Research and development, clinical and regulatory expenses increased by 32% to $4.5 million in 2007 and 20% to $3.4 million in 2006 as a reflection of our commitment to remaining innovative. These expenses include costs associated with the development of products not developed in collaboration with third parties, in particular Adhexil, our adhesion prevention product. We expect research and development, clinical and regulatory expenses to increase as we increases our development of non-partnered products.
Selling, marketing, general and administrative expenses
Selling, marketing, general and administrative expenses increased by 37% to $13.6 million in 2007 and by 80% to $9.9 million in 2006. In 2007, the increase is due to our growing presence in the United States, hiring of key personnel, stock based compensation expenses and compliance expenses related to being a public company. We do not anticipate that all of these expenses will be recurring. In 2006, the increase is due to insurance, legal and accounting expenses related to our IPO and compensation expenses related to the acceleration of stock options vesting.

Financial income (expenses), net
Financial income or expenses, net include interest income or expense, fees payable on outstanding loans from banks and other financial institutions and income and expenses generated by exchange rate fluctuations. In 2005, our financial expenses, net were $25.5 million and included a non-cash charge of $20.9 million related to our recapitalization prior to the IPO, $3.1 million due to foreign exchange losses and $1.6 million of interest expense. In 2006, financial expenses of $1.6 million were incurred in connection with the redemption of convertible promissory notes and foreign exchange gains were $2.4 million. In 2007, financial income includes interest income of $4.4 million and foreign exchange gains of $0.8 million.
Other income (expense), net
Under the terms of the termination of an agreement with the American Red Cross, we received raw material valued at $0.8 million in 2006 and $0.9 million in 2007 free of charge. The amounts are shown under other income.
LIQUIDITY AND CAPITAL RESOURCES
Working capital

	Year ended
	December 31
	2006	2007

Working capital	$94.9	$110.4

Cash, cash equivalents and short-term investment	81.1	80.9
Trade receivables	9.7	23.0
Inventories	17.4	20.5
Trade payable	7.5	7.5
The 2007 increase in working capital is primarily due to higher trade receivables resulting from higher sales in the latter part of the fourth quarter and extended payment terms with one major customer and higher inventories in anticipation of 2008 sales growth. There has been no significant deterioration in the credit quality of our receivables or material changes in our revenue recognition methods.

Cash flows

	Year ended
	December 31
	2006	2007

Cash provided by (used in) operating activities	$10.4	$(0.8)
Cash used in investing activities	41.2	25.8
Cash provided by financing activities	70.7	6.4

Capital expenditures	4.3	8.2
The 2007 decrease in cash provided by operating activities primarily reflects increased trade receivables and inventories.
Cash used in investing activities relates largely to investments of proceeds from our IPO and follow-on offering of $35.0 million in 2006 and $20 million in 2007, and capital expenditures.
Cash provided by financing activities reflects principally proceeds from the IPO and the follow-on offering.
Capital expenditures relate primarily to the new plant in Jerusalem.
Obligations and commitments
The following table summarizes our contractual obligations as of December 31, 2007, and the expected amounts of these obligations in future periods.

	Minimum payments due by period
		Less than			More than
Conttractual obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(U.S. dollars in millions)
Operating leases(1)	$19.7	$3.5	$6.3	$3.5	$6.5
Purchase obligations(2)	18.4	10.6	7.8	—	—

Total	$38.1	$14.1	$14.1	$3.5	$6.5

(1)	Consists of operating leases for our facilities and motor vehicles and assumes no exercise of any option to extend these leases.

(2)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of certain raw materials under long term agreements only.
Off-balance sheet arrangements
As of December 31, 2007, we did not have any off-balance sheet financing arrangements.
Capital requirements
Our capital requirements are dependent on many factors, including the projected level of its manufacturing activities, market acceptance of our products and allocation of resources to our research and development and business development efforts. Currently, our primary capital requirements are for the financing of our ongoing operations, for research and development and for investments in capital equipment used in both its manufacturing and research and development activities. In the future, we intend to increase our capital expenditures to support our anticipated growth. In particular, we intend to continue investing substantial amounts in constructing our new manufacturing facility in Israel. The first stage is scheduled, subject to validation and EMEA approval, to be operational by year-end 2009. As of December 31, 2007, we have expended $8.8 million in connection with the design and construction of this facility. Other than financing this construction, we anticipate that our cash resources will be used primarily to fund its operating activities.

CORPORATE TAXATION
As of December 31, 2007, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $10.3 million. We believe that, as a result of having undergone an “ownership change” within the meaning of Section 382 of the Internal Revenue Code in 2006, our ability to use our net operating loss carryforwards and other tax attributes to offset future U.S. taxable income, and thereby reduce our tax liability, is severely limited.
The current regular tax rate in Israel is 29% (27% in 2008, 26% in 2009 and 25% in 2010 and thereafter). However, our subsidiary in Israel, Omrix Ltd., has been granted “approved enterprise” status in two investment programs under the tax benefit track, as provided by the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Law”), and has been granted a status of “Privileged Enterprise” under an amendment to the Law that came into effect on April 1, 2005. This status provides Omrix Ltd. with a tax exemption on undistributed earnings derived from assets included in the approved and privileged enterprise investment programs for the first two to four years of the ten-year benefit period and a tax rate of 10% to 20% for the remaining six to eight years of the benefit period or through 2015, depending on the level of non-Israeli investment in Omrix Ltd. The availability of the Israeli tax benefits is subject to certain requirements, including making specified investments in property and equipment and financing a percentage of investments with share capital. If Omrix Ltd. does not meet these requirements in the future, the tax benefits may be cancelled and Omrix Ltd. could be required to refund any tax benefits we have already received, plus interest and penalties thereon. In 2006, Omrix Ltd. received for the first time tax benefits under the approved and privileged enterprise status. Furthermore Omrix Ltd. is entitled to tax benefits as a “foreign investors’s company”. We believe Omrix Ltd. has fulfilled the conditions to enjoy all tax benefits to which it is entitled. Most of its current taxable income is therefore tax exempt and no related tax expenses have been recorded.
As of December 31, 2007, we had $6,060 of tax-exempt income attributable to Omrix Ltd.’s Approved Enterprise status. If such tax-exempt income is distributed in a manner other than upon our complete liquidation, it would be taxed at the 10% reduced corporate tax rate applicable to such profits and an income tax liability of up to $606 would be incurred as of December 31, 2007.
In addition, as a result of the amendment, tax-exempt income attributable to Privileged Enterprise status will subject us to taxes upon any distribution, including a complete liquidation. As of December 31, 2007, we had $10,742 of tax-exempt income attributed to Omrix Ltd,’s Privileged Enterprise status. In case of a distribution or our complete liquidation, we would be taxed at the reduced corporate tax rate of 10% and an income tax liability of up to $1,074 would be incurred as of December 31, 2007.
Our board of directors has determined that we will not distribute any of our undistributed tax-exempt income as a dividend. We intend to reinvest our tax-exempt income and not to distribute such income as a dividend. Accordingly, no deferred income taxes have been provided on income attributable to Omrix Ltd.’s Approved Enterprise and Privileged Enterprise status, as the undistributed tax exempt income is essentially permanent in duration.
Belgian companies are currently generally subject to income tax at the corporate rate of 33.99%. As of December 31, 2007, we had $12.9 million of net operating loss carryforwards for Belgian tax purposes that we expect to use upon generating taxable income. These net operating loss carryforwards have no expiration date.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates and judgments are subject to an inherent degree of uncertainty. Our significant accounting policies are more fully described in Note 2 to our annual consolidated financial statements, included in this report. Certain of our accounting policies however are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Those estimates are based on our historical experience, the terms of existing contracts, our observance of trends in our industry, information provided by our customers and information available from other outside sources, as appropriate. Accounting policies that, in their application to our business, involve the greatest amount of subjectivity by way of management judgments and estimates are those relating to:
•	revenue recognition;

•	income taxes; and

•	accounting for stock-based compensation and fair value of our common stock.
Revenue recognition
We recognize revenues from product deliveries when products are shipped and title passes to the customer, the fee is fixed or determinable, no further obligation exists and collectibility is reasonably assured. When the sale price of one of our products is subject to adjustments based on the actual sales price of our distributor to its end users, we recognize revenues based on the average sale price to end users for that quarter. We do not grant the right of return to our customers.
Under certain agreements for distribution, supply and development of products, we are entitled to receive non-refundable upfront fees, guaranteed time-based payments, funding of research and development efforts and payments upon achieving specified milestones. The upfront fees and milestone payments are recorded when received and recognized ratably over the period of performance. Services are recognized when services are rendered or costs are incurred and the amounts are determinable. Milestones, based on designated achievement points that are considered at risk and substantive at the inception of the collaborative agreements, are recognized as earned when the earnings process is complete and the corresponding payment is reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risks to overcome and the level of investment required.
Research funding received is recognized as earned over the period of performance. We have concluded that under EITF 00-21, “Revenue Agreements with Multiple Deliverables”, these arrangements should be accounted for as one unit of accounting because we could not establish a fair value for each of the undelivered elements in the transaction.
Income taxes
On January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Prior to January 1, 2007, we estimated our uncertain income tax obligations in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) and SFAS No. 5 “Accounting for Contingencies” (“SFAS No. 5”).
Accounting for tax positions requires judgments, including estimating reserves for potential uncertainties. We also assess our ability to utilize tax attributes, including those in the form of carryforwards, for which the benefits have already been reflected in the financial statements. We do not record valuation allowances for deferred tax assets that it believes are more likely than not to be realized in future periods. While we believe the resulting tax balances as of December 31, 2007 and 2006 are appropriately accounted for in accordance with FIN 48, SFAS No. 5 and SFAS No. 109 as applicable, the ultimate outcome of such matters could result in favorable or unfavorable adjustments to the consolidated financial statements and such adjustments could be material. We have filed or are in the process of filing local and foreign tax returns that are subject to audit by the respective tax authorities. The amount of income tax we pay is subject to ongoing audits by the tax authorities, which often result in proposed assessments. The estimate of the potential outcome for any uncertain tax issue is highly judgmental. We believe that we adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved, audits are closed or when statutes of limitation on potential assessments expire.
Accounting for stock-based compensation and fair value of our common stock
Until December 31, 2005, we accounted for its employee stock option plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees”. Compensation cost was based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. Generally, the exercise price for stock options we have granted to employees equals the fair market value of the shares at the date of grant, thereby resulting, under APB 25, in no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, the compensation cost related to stock options was recorded to stockholders’ deficiency, under deferred compensation, and amortized as expense on a straight-line basis over the vesting period. The fair value of the common stock underlying options granted through December 31, 2005 was originally estimated by the board of directors and management using a combination of valuation alternatives including transactions in our securities between unaffiliated parties third parties, our operating and financial performance and market trends for public companies involved in similar businesses. As part of the preparations for filing our financial statements in connection with the IPO, we reassessed, retrospectively, the valuations of common stock relating to grants of options during the year ended December 31, 2005. Considered were certain significant factors that contributed to the difference between the fair value of shares of common stock as of the date of each grant and estimated initial public offering price of the common stock in the IPO. It was determined retrospectively that the fair value of the underlying common stock immediately following the recapitalization was $6.19. A financial expense of $20.9 million, recorded in the financial statements for the year ended December 31, 2005 resulting from the recapitalization, was determined with this share price.
Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the prospective transition method because all prior grants were measured using the minimum value method for Statement 123 required pro forma disclosures. Under this transition method, any compensation costs that will be recognized from January 1, 2006 will include only compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated. We will continue to apply APB 25 in future periods to equity awards outstanding at the date of Statement 123(R) adoption that were measured using the minimum value method. Results for prior periods have not been restated. We determine the fair value of all option grants subsequent to January 1, 2006 on the grant-date fair value estimated using the Black-Scholes valuation model, which requires assumptions regarding items that are inherently uncertain such as the estimated term of the option, share price volatility and expected forfeiture rates. Because we recently registered our common stock, the computation of expected volatility is based on realized historical stock price volatility of comparable companies. The computation of the forfeiture rate is based on the employees’ prior vesting termination behavior. We use the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
RECENT ACCOUNTING PRONOUNCEMENTS
Information regarding new accounting pronouncements is included in Note 2.o to the Consolidated Financial Statements.
QUARTERLY FINANCIAL DATA
The following tables set forth selected financial data for the eight quarters ended December 31, 2007 and the three months ended December 31, 2006 and 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K. We have experienced considerable quarter-to-quarter variation in our results of operations, consequently these quarterly results should not be viewed as predictive of future results.
(Unaudited, U.S. dollars in thousands, except per share amount)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Revenue	$14,169	$11,158	$15,827	$20,551
Gross profit	5,404	4,208	6,253	8,173
Net income	3,382	1,537	3,714	3,307
Net earnings per share
Basic	0.20	0.09	0.22	0.19
Diluted	0.20	0.09	0.21	0.19

2006
Revenue	$11,303	$16,079	$18,339	$18,044
Gross profit	5,155	9,086	10,904	9,103
Net income	3,234	5,311	8,123	6,390
Net earnings per share
Basic	0.30	0.38	0.54	0.42
Diluted	0.29	0.38	0.53	0.41

Fourth quarter results for 2006 and 2007
(unaudited, U.S. dollars in thousands, except per share amount)

	Three months ended December 31
	2006	2007

Revenues:
Product sales	$15,684	$17,542
Development revenues and grants	2,360	3,009

Total revenues	18,044	20,551

Cost of revenues:
Product sales	6,845	10,719
Development revenues and grants	2,096	1,659

Total cost of revenues	8,941	12,378

Gross profit	9,103	8,173

Research and development, clinical and regulatory expenses, net	807	1,377
Selling, marketing, general and administrative expenses	2,768	5,033

Operating income	5,528	1,763

Financial income, net	862	1,544

Net income	$6,390	$3,307

Net income per share:
Basic net income per share of common stock	$0.42	$0.19

Diluted net income per share of common stock	$0.41	$0.19

Weighted average number of shares of common stock outstanding during the year used to compute basic net Income per share	15,193,390	16,972,886

Weighted average number of shares of common stock outstanding during the year used to compute diluted net Income per share	15,601,221	17,367,722

Revenues fourth quarter for 2006 and 2007

	Three months ended December 31
	2006	2007
Biosurgical products
Product sales	$4,260	$6,515
Development revenues	1,808	2,707

	6,068	9,222

Passive immunotherapy products
Product sales other than VIG	5,411	11,027
VIG sales	6,014	—
Grants	551	302

	11,976	11,329

Total	$18,044	$20,551

Item 7A. Quantitative and Qualitative Disclosures
We are subject to market risk from changes in interest rates associated with our cash and cash equivalents and short- and long-term investments.
We use different financial facilities and deposits for our cash and cash equivalents, short- and long-term investments. As of December 31, 2007, our cash and cash equivalents and short- and long-term deposits consisted of the following:

	Amount at	Interest Rate at
	December 31,	December 31,
Term and Currency	2007	2007
	(amounts in thousands)
Cash and cash equivalents U.S. $ deposits	$23,058	4.30%
Cash and cash equivalents Euro deposit	$1,737	2.84%
Cash and cash equivalents NIS deposits	$1,075	3.24%
Cash and cash equivalents GBP deposits	$15	0.68%
Short-term U.S. $ deposits	$49,370	4.86%
Short-term U.S. $ deposits— Auction rate securities	$5,650	6.51%
Long-term U.S. $ deposits	$2,234	4.81%
Long-term NIS deposits	$195	4.08%
Long-term Euro deposits	$80	1.55%
Overnight deposits and money market funds are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.
Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings and prohibits the trading of financial instruments for speculative purposes. Investments are made to achieve the highest rate of return while retaining principal. The primary objectives are liquidity and safety of principal.
Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Our management recognizes that there are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or override of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation, and may not prevent or detect all misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting its assessment of internal control over financial reporting, management based its evaluation on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO.) Our management has concluded based on its assessment, that our internal control over financial reporting was effective as of December 31, 2007 based on the framework in “Internal Control — Integrated Framework” issued by COSO.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Kost, Forer, Gabbay & Kasierer (A Member of Ernst & Young Global), an independent registered public accounting firm. Kost, Forer, Gabbay & Kasierer’s attestation report with respect to our management’s assessment of our internal control over financial reporting is set forth herein.

Robert Taub	Ilanit Taman

Chief Executive Officer	Corporate Controller

Report of independent registered public accounting firm
To the stockholders of
Omrix Biopharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Omrix Biopharmaceuticals, Inc. (“the Company”) and its subsidiaries at December 31, 2006 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the accompanying financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 13 to the consolidated financial statements, the company adopted the provision of Statement of Financial Accounting Standard no. 123(R), “Shared-Based Payment”, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company and its subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER

March 14, 2008	A Member of Ernst & Young Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
To the stockholders of
Omrix Biopharmaceuticals, Inc.
We have audited Omrix Biopharmaceuticals, Inc’s (“Omrix” or the ‘Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Omrix’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Omrix maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Omrix and its subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of income, changes in stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 14, 2008	A Member of Ernst & Young Global

Consolidated balance sheets

		December 31,
	Note	2006	2007
		(U.S. dollars in thousands)
ASSETS

Cash and cash equivalents		$45,892	$25,885
Short-term investments	3	35,193	55,020
Trade receivables, net of allowance for doubtful accounts of $15 and $38, respectively		9,748	23,052
Prepaid expenses and other current assets	4	2,453	1,624
Inventory	5	17,419	20,498

Current assets		110,705	126,079

Property, plant and equipment, net	6	7,692	14,905
Long-term investments		2,198	1,211
Long-term receivables		553	1,563
Other assets	7	497	1,526

Total assets		$121,645	$145,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current maturities of long-term loans		$801	$0
Accounts payable and accruals:
Trade		7,498	7,466
Other	8	7,481	8,229

Current liabilities		15,780	15,695

Long-term loans, net of current maturities	9	394	0
Deferred revenues		8,472	9,789
Other long-term liabilities	10	915	1,187

Long-term liabilities		9,781	10,976

Common stock of $0.01 par value—	12
Shares authorized: 2007 — 43,636,364; 2006 — 43,636,364
Shares issued: 2007 — 17,000,451 ; 2006 — 16,583,284
Shares outstanding: 2007 — 16,993,347 ; 2006 — 16,576,159		166	170
Preferred stock of $0.01 par value—
Shares authorized: 2007 — 7,272,727; 2006 —7,272,727
Shares issued and outstanding: 2007 and 2006 — None		—	—
Additional paid-in capital		167,546	177,955
Treasury stock, at cost (2007 — 7,125 ; 2006 — 7,125)		(44)	(44)
Accumulated other comprehensive loss		(2,570)	(2,394)
Accumulated deficit		(69,014)	(57,074)

Stockholders’ equity		96,084	118,613

Total liabilities and stockholders’ equity		$121,645	$145,284

The accompanying notes are an integral part of the financial statements.

Consolidated statements of operations

		Year ended December 31,
	Note	2005	2006	2007
		(U.S. dollars in thousands,
		except share and per share data)
Revenues:
Product sales		$22,478	$56,925	$51,903
Development revenues and grants		5,021	6,840	9,802

Total revenues		27,499	63,765	61,705

Cost of revenues:
Product sales		17,378	24,405	31,700
Development revenues and grants		3,969	5,112	5,966

Total cost of revenues		21,347	29,517	37,666

Gross profit		6,152	34,248	24,039

Research and development, clinical and regulatory expenses, net		2,828	3,397	4,475
Selling, marketing, general and administrative expenses		5,514	9,902	13,642

Operating income (loss)		(2,190)	20,949	5,922

Financial income (expenses), net	15	(25,522)	1,319	5,114
Other income	16	—	790	904

Net income (loss)		$(27,712)	23,058	$11,940

Accrued dividend and induced conversion of Preferred stock and warrants		6,491	—	—

Net income (loss) for common stockholders		$(21,221)	$23,058	$11,940

Net income (loss) per share:	17
Basic net income (loss) per share of common stock		$(2.01)	$1.68	$0.71

Diluted net income (loss) per share of common stock		$(2.45)	$1.65	$0.69

Weighted average number of shares of common stock outstanding during the year used to compute basic net Income (loss) per share		10,562,885	13,689,768	16,877,095

Weighted average number of shares of common stock outstanding during the year used to compute diluted net Income (loss) per share		10,578,620	14,011,558	17,315,950

The accompanying notes are an integral part of the financial statements.

Consolidated statements of changes in stockholders’ equity (deficiency)

	Common stock		Additional	Deferred		Accumulated other		Total
	Number of	Share	paid-in	stock-based	Treasury	comprehensive	Accumulated	comprehensive
	shares	capital	capital	compensation	stock	income (loss)	deficit	Income (loss)	Total
	(U.S. dollars in thousands, except share and per share data)
Balance at January 1, 2005	3,469,451	$35	$28,661	$(25)	$(44)	$(3,922)	$(70,851)	—	$(46,146)

Recapitalization Agreement:
Conversion of convertible notes	6,518,641	65	54,623	—	—	—	—	—	54,688
Conversion of Preferred stock	875,197	9	5,329	—	—	—	—	—	5,338
Conversion of warrants	8,006	—	(1,785)	—	—	—	—	—	(1,785)
Issuance of restricted shares of common stock	7,576	—	104	(104)	—	—	—	—
Amortization of deferred stock- based compensation	—	—	—	50	—	—	—	—	50
Deferred compensation related to employee stock option grants	—	—	25	(25)	—	—	—	—
Stock-based compensation to non- employees	—	—	282	—	—	—	—	—	282
Warrants that were issued in contemplation with long-term loan	—	—	75	—	—	—	—	—	75
Comprehensive loss:
Net loss	—	—	—	—	—	—	(27,712)	$(27,712)	(27,712)
Foreign currency translation Adjustments	—	—	—	—	—	3,156	—	3,156	3,156
Induced conversion of Preferred stock and warrants	—	—	—	—	—	—	6,491	—	6,491

Total comprehensive loss								$(24,556)

Balance at December 31, 2005	10,878,871	$109	$87,314	$(104)	$(44)	$(766)	$(92,072)		$(5,563)

Exercise of Options and Warrants	214,924	2	782	—					784
Issuance of shares in IPO	3,953,125	40	34,085	—					34,125
Follow-on offering of shares	1,500,000	15	44,318	—					44,333
Stock-based compensation to employees	36,364	*	510	104					614
Stock-based compensation to non-employees	—	—	537	—					537
Comprehensive Income:
Net Income	—		—	—	—		23,058	23,058	23,058
Foreign currency translation adjustments	—					(1,804)		(1,804)	(1,804)
Total comprehensive income								$21,254

Balance at December 31, 2006	16,583,284	$166	$167,546	$—	$(44)	$(2,570)	$(69,014)		$96,084

Exercise of Options and Warrants	150,058	2	1,247	—					1,249
Follow-on underwriters allotment of shares	235,109	2	7,124						7,126

Grant of share capital	5,000	*	176						176
Stock-based compensation to employees	27,000	*	1,707						1,708
Stock-based compensation to non- employees			155						155
Comprehensive Income:
Net Income							11,940	11,940	11,940
Foreign currency translation adjustments						172		172	172
Unrealized loss on available-for-sale securities	—	—	—	—	—	4		4	4

Total comprehensive income								$12,412

Balance at December 31, 2007	17,000,451	$170	$177,955	—	$(44)	$(2,394)	$(57,074)		$118,613

* Represents an amount less than $1.
The accompanying notes are an integral part of the financial statements.

Consolidated statements of cash flows

	Year ended December 31,
	2005	2006	2007
	(U.S. dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(27,712)	$23,058	$11,940
Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	762	910	1,009
Amortization of intangible assets	29	59	272
Amortization of deferred charges	148	148	—
Gain from sale of property, plant and equipment	—	(5)	—
Increase (decrease) in accrued severance pay, net	(52)	36	98
Accrued interest and exchange rates differences, net	70	104	(1,114)
Non cash stock-based payment	332	1,151	1,887
Non cash other income	—	(790)	(904)
Inventory write-downs	100	95	92
Unrealized foreign exchange differences, net	3,007	(1,173)	(107)
Interest and amortization of discount on convertible notes	296	(181)	—
Financing charges related to inducement and extinguishment of convertible notes and warrants	20,932	—	—
Decrease (increase) in trade receivables, net	171	(4,384)	(13,235)
Decrease (increase) in prepaid expenses and other current assets	542	(1,625)	(157)
Increase in inventory	(53)	(9,868)	(2,248)
Increase (decrease) in accounts payable and accruals:
Trade	(2,086)	373	(429)
Other	(176)	1,382	1,083
Deferred revenues	277	1,130	1,014

Net cash provided by (used in) operating activities	(3,413)	10,420	(799)

Cash flows from investing activities:
Purchase of property, plant and equipment	(973)	(4,039)	(7,070)
Proceeds from sale of property, plant and equipment	3	13	—
Investment in available for sale securities	—	(29,100)	(16,750)
Redemption of available for sale securities	—	3,000	19,931
Investment in short term investments	—	(17,950)	(70,295)
Redemption of short term investments	—	9,120	47,100
Investment in long term deposits	279	(2,291)	(846)
Redemption of long term deposits	—		2,198
Investment in intangible assets	(585)	—	(100)

Net cash used in investing activities	$(1,276)	$(41,247)	$(25,832)

The accompanying notes are an integral part of the financial statements.

Consolidated statements of cash flows

	Year ended December 31,
	2005	2006	2007
	(U.S. dollars in thousands)
Cash flows from financing activities:
Short-term credit from banks, net	$129	$(2,243)	—
Debt issuance costs	(161)		—
Proceeds from Initial Public Offering		36,764	—
Proceeds from follow-on offering and underwriters allotments		45,120	7,126
Costs relating to Initial Public Offering and the follow-on	(493)	(2,147)	(788)
Proceeds from long-term loans	7,100
Repayment of long-term loans	(1,024)	(5,643)	(1221)
Repayment of convertible promissory notes	—	(1,967)
Proceeds from exercise of options and warrants	75	784	1,249

Net cash provided by financing activities	5,626	70,668	6,366

Translation differences from cash balances of subsidiary	68	(443)	258

Increase (decrease) in cash and cash equivalents	1,005	39,398	(20,007)
Balance of cash and cash equivalents at beginning of period	5,489	6,494	45,892

Balance of cash and cash equivalents at end of period	$6,494	$45,892	$25,885

(1) In connection with the Recapitalization Agreement, the Company recorded the following:
Issuance of common stock	$74
Conversion of convertible promissory notes	(9,501)
Conversion of convertible notes	(24,407)
Conversion of preferred stock	(5,313)
Conversion of warrants	1,785
Common stock issuance costs	127
Additional paid-in capital	58,167

Financing charges related to inducement and extinguishment of convertible notes	$20,932

(2) Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$428	$2,337	$67

(3) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$—	$218	$1,148

Non-cash investments in costs relating to IPO deferred charges	$605	$788	$—

The accompanying notes are an integral part of the financial statements.

Notes to consolidated financial statements
U.S. dollars in thousands except share and per share data
NOTE 1: THE COMPANY
Omrix Biopharmaceuticals, Inc. (“the Company” or “Omrix”) is a biopharmaceutical company that develops, manufactures and markets innovative biological products for the biosurgical and immunotherapy markets. Omrix is headquartered in New York, New York. Its Israeli subsidiary, Omrix, Ltd. (“Omrix Ltd.”), performs most research and development as well as manufacturing activities. European activities are managed mainly from its Belgian subsidiary, Omrix Biopharmaceuticals S.A. (“Omrix S.A.”).
Revenues are derived from product sales, upfront fees, milestone payments, development revenues and grants. Over 60% of revenues are generated from two customers.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
b. Principles of Consolidation:
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
c. Financial Statements in U.S. dollars:
The accompanying financial statements have been prepared in U.S. dollars.
Omrix Ltd. conducts the majority of its operations in Israel. However most of its revenues and expenses are denominated in U.S. dollars. The dollar, therefore, is the primary currency of the economic environment in which Omrix Ltd. operates, and thus, it is its functional and reporting currency. Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”.
The functional currency of each of the Company’s other subsidiaries has been determined to be the local currency. Accordingly, assets and liabilities of these entities are translated at year-end exchange rates and income and expenses are translated using average exchange rates for the year. Translation adjustments are shown under “foreign currency translation adjustments”, a component of accumulated other comprehensive income (loss), in the consolidated statements of changes in stockholders’ equity.
d. Fair Value of Financial Instruments:
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
1. The carrying amount of cash and cash equivalents, short term deposits, trade receivables, other account receivable, trade and other payables approximates their fair values due to the short-term maturities of these instruments.
2. The fair value of marketable securities with quoted market prices is based on quoted market prices.
e. Cash Equivalents:
Cash equivalents are short-term, highly liquid investments readily convertible to cash.

f. Investments in Marketable Securities:
The Company determines the appropriate accounting and classification of its investments in auction-rate securities and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.
When the maturity dates of auction rate securities are beyond one year from the date of purchase, investments are classified as short-term investment as the interest rate of auction rate securities resets monthly through an auction process and the securities may be redeemed at face value at any interest resetting date. At December 31, 2007, the fair market value of auction rate securities was the same as the original cost.
Corporate bonds that are designated as securities available for sale are included in short-term and long-term investments, based on their maturity dates.
g. Inventory:
Inventory is stated at the lower of cost or market value. Cost is determined as follows:
•	Raw materials and products in progress—on the basis of specific costs.

•	Finished products include material, labor and manufacturing costs.
The Company reduces the carrying value of inventories with short-term expiration dates or with net book value in excess of market value.
h. Property, Plant and Equipment:
Property, plant and equipment are stated at cost, net of accumulated depreciation.
Payroll and other costs, including interest, that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction and validation period of property, plant and equipment are capitalized to the cost of such assets.
Depreciation is calculated by using the straight-line method over the estimated useful lives of assets.
Annual rates of depreciation are as follows:

%
Machinery and equipment	10-33
Office furniture and equipment	6-20
Computers and software	33
Leasehold improvements and other equipment related to certain projects are depreciated over the shorter of the estimated useful life, the lease or the project term.
i. Impairment of Long-Lived Assets:
The Company reviews long-lived assets, including property, plant and equipment and other intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. At December 31, 2007, the Company does not have any long-lived assets whose recovery is at risk.
j. Revenue Recognition:
The Company derives revenues from product sales and from development revenues and grants.
Revenue from Product Sales
The Company recognizes revenues from product deliveries upon delivery, the fee is fixed or determinable, no further obligation exists and collectibility is reasonably assured. The Company does not grant the right of return to its customers.

When the sale price of one of the products is subject to adjustments based on the actual sales price of the Company’s distributor to its end users, the Company recognizes revenues for product deliveries at the average price to end customers during the relevant quarter. The Company calculates the price based on the actual average selling price through the reporting period provided by the distributor.
Under certain agreements for distribution, supply and development of products, the Company is entitled to receive non-refundable upfront fees upon the grant of distribution rights and payments upon achieving specified milestones. Both upfront fees and milestone payments are recognized as revenues ratably over the remaining life of the contract under which the payments are made. Prior to recognition as revenues, payments are recorded on the balance sheet based on time to recognition as deferred revenues.
Development Revenues and Grants
Pursuant to research and development agreements with certain parties, the Company recognizes revenues for:
•	Services — when services were rendered or costs were incurred, the amounts are determinable and collectibility is reasonably assured.

•	Products — when products are shipped or consumed, price is fixed or determinable, no further obligation exists and collectibility is reasonably assured.

•	Grants — when research and development expenses are incurred. Grant payments received but not yet earned are recorded as deferred revenues.
k. Research and Development, Clinical and Regulatory Expenses:
Expenditures, consisting primarily of salary and related costs for personnel, materials, supplies and equipment depreciation, for research and development activities as well as clinical and regulatory activities are charged against income as incurred.
l. Net Income (Loss) per Share:
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the diluted weighted average number of shares of common stock outstanding. Diluted weighted average shares include the dilutive effect of common stock equivalents which would arise from the exercise of stock options, warrants and restricted stock.
m. Accumulated other comprehensive income (loss):
Accumulated other comprehensive income is the sum of net income (loss) and all other non-owner changes in equity, such as foreign currency translation adjustments.
n. Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short- and long-term investments and trade receivables.
Cash and cash equivalents are primarily maintained with major financial institutions in the United States.
Short- and long-term investments consist principally of bank deposits and marketable securities. Deposits with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk. Marketable securities consist mainly of auction rate securities. The securities are all AAA rated and may be redeemed at face value at the monthly interest resetting dates.
Trade receivables are generally derived from sales and services rendered to large and well established organizations located primarily in the United States, Israel and Europe. The Company does not expect any credit losses in excess of the allowance for doubtful accounts included in the financial statements. The allowance for doubtful accounts is based on historical experience, existing economic conditions and any specific customer collection issues identified.

o. Recently issued accounting pronouncements in the United States:
1. In September 2006, the FASB issued SFAS No.157, ''Fair Value Measurements’’ which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company beginning in the first quarter of fiscal year 2008. The Company does not expect the adoption will have a material impact on its financial statements.
2. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company does not expect the adoption will have a material impact on its financial statements.
3. In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-3 to have a material impact on its consolidated results of operations or financial condition
4. In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on its consolidated results of operations or financial condition.
p. Reclassification:
Interest to be received at the end of period for bank deposits has been reclassified from prepaid expenses and other current assets to short-term investments.
NOTE 3: SHORT-TERM INVESTMENTS

	Average
	interest rate at
	December 31,	December 31,
	2007	2006	2007
Auction rate securities	6.51%	$8,830	$5,650
Short-term deposits	5.01%	26,363	45,525
Corporate bonds	4.71%	—	3,845

		$35,193	$55,020

NOTE 4: PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31,
	2006	2007
Restricted cash	$250	$—
Government authorities	306	581
FDA prepaid fees	347	490
Advances to suppliers	123	80
Prepaid expenses and other	1,427	473

	$2,453	$1,624

NOTE 5: INVENTORY

	December 31,
	2006	2007
Raw materials	$9,996	$13,455
Products in progress	849	2,227
Finished products	6,574	4,816

	$17,419	$20,498

Finished products include inventory at a customer site, for which revenue is not yet recognized, in a total amount of $392 and $13, at December 31, 2006 and 2007, respectively.
For the years ended December 31, 2005, 2006 and 2007, the Company wrote down $100, $95 and $92, respectively, in cost of revenues to reflect products with short-term expiration dates and product market prices lower than cost.
NOTE 6: PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2006	2007
Cost:
Machinery and equipment	$7,012	$9,082
Office furniture and equipment	647	829
Computers and software	756	963
Vehicles	95	102
Leasehold improvements	351	652
Construction in progress	4,099	9,632

	8,861	21,260

Accumulated depreciation:
Machinery and equipment	3,970	4,825
Office furniture and equipment	525	587
Computers and software	472	543
Vehicles	66	79
Leasehold improvements	235	321

	5,268	6,355

Property, plant and equipment, net	$7,692	$14,905

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $762, $910 and $1,009 respectively.
Interest costs capitalized for the years ended December 31, 2006 and 2007 amounted to $43 and $57, respectively.
NOTE 7: OTHER ASSETS

	December 31,
	2006	2007
Intellectual property rights	$497	$439
Right of first refusal	—	1,087

	$497	$1,526

In June 2005, the Company acquired from a former supplier a perpetual and exclusive license to use all intellectual property rights related to a certain component of the application device used for the Company’s biosurgical products. The total consideration, $585, is being amortized over the 10-year estimated useful life of this intangible asset.
The Company has a right of first refusal to purchase additional cryoprecipitate pursuant to an agreement with one of its suppliers. The total consideration, $1,300, is being amortized over the 3-year term of the agreement.

Amortization expense for the years ended December 31, 2005, 2006 and 2007 amounted to $29, $59 and $272, respectively, and is included in cost of product sales.
NOTE 8: ACCOUNTS PAYABLE AND ACCRUALS — OTHER

	December 31,
	2006	2007
Deferred revenues, current portion	$4,096	$3,794
Payroll and related expenses	2,049	2,956
Payable to government authorities	355	714
Accrued expenses and other	981	765

	$7,481	$8,229

NOTE 9: LONG-TERM LOANS

	December 31,
	2006	2007
Bank loans	$1,195	$—
Less— current maturities	(801)	—

	$394	$—

The loans, due May 2008, were repaid fully in December 2007.
NOTE 10: OTHER LONG-TERM LIABILITIES

	December 31,
	2006	2007
Long-term payable	$650	$782
Accrued severance pay	265	405

Total	$915	$1,187

Long-term payable — Under the terms of the 2004 Israeli lease agreement, the Company is required to pay $400 over 4 years starting in 2007. In addition, the lessor has the option to buy equipment valued at $350. The amount is to be deducted from amounts payable to the lessor at the end of the agreement in December 2010.
Accrued severance pay — Pursuant to Israel labor law, employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its Israeli employees is mainly covered by monthly deposits for insurance policies and/or pension funds and by accruals. Severance expense for the years ended December 31, 2005, 2006 and 2007, amounted to $287, $322 and $467, respectively.
NOTE 11: COMMITMENTS AND CONTINGENT LIABILITIES
Leases
The Company has facility, vehicle and equipment operating leases that expire at various dates through the year 2017.
Following is a schedule for the next five years of minimum lease payments for non-cancelable leases at December 31, 2007.

2008	$3,470
2009	$3,237
2010	$3,080
2011	$1,870
2012 and thereafter	$8,089
In Israel, the Company leases its manufacturing facility and certain machinery and equipment in return for a rent and lease fee in the amount of $700 plus a certain percent of the sales of products to third parties in each fiscal year. The fee shall not be less than $1,100 and not more than $2,000 per year. The Lease Agreement terminates on December 31, 2010. After December 31, 2007, the Company has the right to terminate this agreement by giving 12 months advance written notice. If the Company exercises this early termination right, the Company will be required to pay an amount equal to $500 per year, or such pro rata amount for a part of a year, from the date of termination until December 31, 2010.
Certain investment in the facility is to be borne partially by the lessor and partially by the Company. Because the investments will be transferred to the lessor at the termination of the lease agreement, the Company records its share of the investments as prepaid rental fees amortized over the term of the lease.
In addition, the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments and provided a security interest on inventory of uncompleted products and raw materials. The guarantee is to be maintained for 6 months after the Company vacates the facility.
Other Obligations
In December 2005, the Company signed a five-year supply agreement under which the Company is required to purchase plasma meeting certain specifications. The Company may terminate this agreement if, for regulatory reasons, the Company is prevented from manufacturing or distributing Omrigam NF, an intravenous immunoglobulin manufactured by the Company, for primary immune deficiency in the United States. The product is currently not approved for sale in the United States.
In August, 2006, the Company entered into a construction agreement with an Israeli engineering company to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacturing of biosurgical products. Under the terms of the agreement, the engineering company will complete the design and construction of the plant for a total consideration of $15,900, subject to increases as described in the agreement. For the years ended December 31, 2006 and 2007, the Company paid $4,019 and $4,749 respectively.
In October, 2006, the Company entered into a purchase agreement for cryoprecipitate. Under the terms of the agreement, the Company has a right of first refusal to purchase additional cryoprecipitate for a total consideration of $1,300; $1,000 upon signing and three subsequent payments of $100 due on the anniversary date. In addition, were the company to exercise its option to renew this purchase agreement upon its termination, two additional payments of $100 would be due.
NOTE 12: STOCKHOLDERS’ EQUITY
a. Share capital:
1. On March 20, 2006, the Company’s stockholders approved a 0.36-for-1 reverse split of the Company’s shares of common stock. The reverse stock split became effective on April 6, 2006. All shares of common stock, options, warrants and per share data included in these financial statements for all periods presented as well as the exchange ratios for the preferred stock and convertible loan from stockholders have been retroactively adjusted to reflect this 0.36-for-1 reverse split.
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
3. On December 20, 2006, the Company consummated a follow-on offering of its common stock in which the Company sold 1,500,000 shares of common stock at $32 per share.
On January 12, 2007, the follow-on underwriters exercised their option for an additional 235,109 shares from the Company in connection with the Company’s follow-on offering.
Net proceeds to the Company from the follow-on offering, including the sale of additional shares to the underwriters, net of commission and expenses, were $51,459, out of which $44,333 and $7,126 were received in 2006 and 2007, respectively.
4. The holders of common stock are entitled to one vote for each share held. Subject to the rights and preferences of the holders of any series of preferred stock which may at the time be outstanding, holders of common stock are entitled to dividends which the Company’s board of directors may declare from time to time out of legally available funds. Dividends on the common stock are not cumulative. In the event of any liquidation, dissolution or winding-up of the Company’s affairs, after payment of all of the Company’s debts and liabilities, the common stockholders will be entitled to receive their pro rata distribution of any remaining assets.
b.	Recapitalization agreement:
1.	On January 13, 2005, the Company, its stockholders, all Convertible Note holders and certain Convertible Promissory Note holders entered into an agreement for the conversion of securities of the Company into common stock (the “Recapitalization Agreement”) and certain other agreements regarding stockholders’ rights.

2.	Pursuant to the Recapitalization Agreement, the Company exchanged all of the Convertible Notes, part of the Convertible Promissory Notes and certain warrants that were issued in connection with the Convertible Notes, into shares of common stock. In addition, the Company induced the conversion of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock into shares of common stock. The number of shares of common stock issued to each instrument holder was stated in the Recapitalization Agreement between the Company and all participating investors.

3.	The financial statements for the year ended December 31, 2005 included financing charges in the amount of $20,932 related to the induced conversion of the Convertible Notes as required under SFAS 84, “Induced Conversion” and the extinguishment of the Convertible Promissory Notes not readily convertible on the recapitalization date, as required by APB Opinion No. 26, “Early Extinguishments of Debt.”

In addition, the financial statements included a charge of $6,491 related to the excess carrying amount of preferred stock and warrants over the value of common stock received by their holders upon conversion of preferred stock and warrants pursuant to the Recapitalization Agreement as required by EITF D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock” and EITF D-53, “Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock.”
c.	Warrants
1. Warrants for 185,163 shares of common stock were issued in connection with investment and advisory services rendered in connection with the 1998 and 1999 financing (“the Advisory Warrants”). Of these warrants, 5,213 warrants are still outstanding. These warrants have an exercise price of $15.26- $16.97 per share, and are exercisable until December 2008.
2. On July 15, 2004, the Company raised $5,000 ($4,892, net of issuance costs) in a private placement in which 147,940 shares of the Company’s Series B Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase 36,364 shares of common stock, par value $0.01 per share, were issued. Each warrant entitles the holder to purchase one share of common stock of the Company at a price of $33.80 per share (subject to certain adjustments). The exercise price of these warrants is $11.50 per share, the warrants are exercisable until July 2014. According to the terms of the warrants, if the Company declares a dividend, it shall set aside such dividend for payment to the warrant holder upon exercise of the warrant had the warrant been fully exercised immediately prior to the date on which the dividend was declared.
3. On March 31, 2005, the Company entered into a loan agreement with Hercules Technology Growth Capital (the “Hercules Loan”) to borrow up to $5,000 by October 1, 2005 at a rate of 11.45% per annum. At September 30, 2005, the Company used the entire facility. The Hercules Loan was repaid on May 31, 2006.
The Hercules Loan was followed by the issuance of a warrant to Hercules Technology growth capital for the purchase of up to 54,372 shares of common stock at a price of $11.50 per share. This warrant terminates on the earlier of March 31, 2012 or three years after the consummation of an IPO. On the commitment date, the Company allocated the proceeds between the Hercules loan agreement and the warrants as required by APB 14. The warrants were exercised in full in 2006.
d.	Treasury stock

In October 2002, 7,125 shares of common stock were repurchased by the Company for $44. The amount was recorded as treasury stock, at cost.

NOTE 13: STOCK OPTION PLANS
Until December 31, 2005, the Company accounted for its employee stock option plans using the intrinsic value method prescribed by APB 25, “Accounting for Stock Issued to Employees”. Compensation cost was based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. Generally, the exercise price for stock options the Company has granted to employees equals the fair market value of the shares at the date of grant, thereby resulting in, under APB 25, no recognition of compensation expense. For awards that generate compensation expense as defined under APB 25, the compensation cost related to stock options was recorded to stockholders’ deficiency, under deferred compensation, and amortized as an expense on a straight-line basis over the vesting period.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the prospective transition method because all prior grants were measured using the minimum value method for Statement 123 required pro forma disclosures. Under this transition method, any compensation costs that will be recognized from January 1, 2006 will include only compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company will continue to apply APB 25 in future periods to equity awards outstanding at the date of Statement 123(R) adoption that were measured using the minimum value method. Results for prior periods have not been restated.
The Company recognizes compensation expenses for the value of its awards granted subsequent to January 1, 2006 based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures.
Stock option plans and stock options:
1. In January 2005, the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) for the issuance of up to 327,273 shares of common stock to officers, key employees, non-employee directors and consultants was terminated. Options granted under the 1998 plan are exercisable within seven years from the date of grant. Options granted and not forfeited under the 1998 Plan prior to termination survived termination.
88,273 options were outstanding under this plan as of December 31, 2007.
2. The Company adopted a new equity incentive plan in 2006 in connection with the IPO. All outstanding awards granted under the previous plans of 2004 and 2005 were assumed by the 2006 plan. Under the current plan, the Company may issue up to 1,090,909 shares of common stock to directors, officers, employees and consultants of the Company and its subsidiaries, of which 363,636 shares are newly authorized shares and 727,273 are shares available under the previous plans. Shares issued may be authorized but unissued shares or treasury shares. No more than 181,818 shares of the Company’s common stock may be subject to stock options to a single individual in a single plan year, and no more than 72,727 shares of the Company’s common stock may be subject to awards other than stock options to a single individual in a single plan year. Options granted under the Company’s stock option plans are exercisable within ten years from the date of grant. The exercise price of the options may not be less than the fair market value of the shares at the date of grant and options generally vest over a four-year period of employment.
753,792 options were outstanding as of December 31, 2007.
As of December 31, 2007, there was an unrecognized compensation cost of $5,675 related to stock options that is expected to be recognized in future periods until December 31, 2011.
As a result of the adoption of SFAS No. 123(R), operating expenses during the years ended December 31, 2006 and 2007 include a non-cash charge of $510 and $1,198, respectively, for the fair value of stock-based payment to employees. Basic and diluted net income per share for the year ended December 31, 2006 were similar to what would have been the basic and diluted net income per share if the Company continued to account for stock-based compensation under APB 25.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table.

	Year ended December 31,
	2006	2007
Exercise prices	$10.00—31.44	$32.05—38.78
Expected term (years)	5.75—6.25	6.25
Interest rates	4.51%—5.20%	4.12%—5.08%
Expected volatility	56%—57%	51%—55%
Expected forfeiture rate	4%—28%	11% — 31%
Dividend yield	0%	0%
Fair value at grant date	$6.27—18.34	$17.39—22.26
Expected volatility is based on actual historical stock price volatility of comparable companies as the Company has been public less than two years and thus does not have reliable historical trends. Expected forfeiture rate is based on the employees’ prior vesting termination behavior. The Company used the “simplified” method to establish the expected term of the awards as allowed under SAB 107. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
The following is a summary of the status of the Company’s stock option grants to its employees:

	Year Ended December 31,
	2005			2006			2007
		Weighted			Weighted			Weighted
		average	Aggregate		average	Aggregate		average	Aggregate
		exercise	Intrinsic		exercise	Intrinsic		exercise	Intrinsic
	Number	price	Value	Number	price	Value	Number	price	Value
Balance outstanding at beginning of year	226,363	$8.39		591,927	$8.84	—	547,729	$12.01	$46
Changes during the year:
Granted	373,200	$9.35		204,092	$16.99	$46	364,700	$34.91	—
Forfeited	(7,636)	$20.30		(120,504)	$8.08	—	(106,034)	$22.77

Exercised			—	(127,786)	$6.14	—	(52,603)	$16.32

Balance outstanding at end of year	591,927	$8.84	—	547,729	$12.01	$46	753,792	$21.27	$46

Balance exercisable at end of year	252,172	$8.61		253,046	$7.31	—	281,316	$8.08

Vested and expected to vest				427,069	$12.22	—	607,458	$22.11

The following table summarizes information about options to employees outstanding at December 31, 2007 under the plans:

		Weighted			Weighted
	Options	average		Options	average
	outstanding	remaining	Weighted	exercisable	exercise
	at	contractual	average	at	price of
	December 31,	life	exercise	December 31,	options
Exercise price	2007	(in years)	price	2007	exercisable
$35.67—38.78	148,000	9.73	$36.71	—	—
$19.41—34.75	215,046	9.23	$32.80	11,637	$30.28
$12.53-16.33	143,417	7.31	$14.24	65,986	$14.01
$10-12.27	49,965	8.26	$11.82	6,329	$12.11
$2.75-6.19	197,364	4.39	$4.65	197,364	$4.65

	753,792		$21.27	281,316	$8.08

For options outstanding at December 31, 2007, the aggregate intrinsic value was $13,962 and for options exercisable at December 31, 2007, the aggregate intrinsic value was $7,501. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $34.74 on December 31, 2007, less the weighted average exercise price. This represents the potential amount receivable by the option holders had all option holders exercised their options as of such date.
The total intrinsic value of stock options exercised during 2007 and 2006 was $949 and $ 1,508, respectively, based on the Company’s average stock price of $34.46 and $17.94 during the years then ended, respectively.
Stock-based payments to employees
During 2004, a major stockholder entered into an agreement with one of the Company’s employees according to which the major stockholder granted the employee options to purchase 90,909 shares of common stock. According to the agreement, the grant terms were not fixed and were subject to modification by the Company’s board of directors. During 2005, the Company’s board of directors approved modifications to the grant. Accordingly, the number of shares underlying the option increased to 109,091 shares. The options vested over a four-year period of employment. In addition, the employee received 7,576 restricted shares of common stock to be released over a four-year period of employment. The employee left the Company in 2007 and forfeited the unvested options and shares.
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
During 2007, the Company granted restricted shares of common stock to certain employees and directors under the 2006 equity incentive plan.
During the year ended December 31, 2007, the Company recorded $645 compensation costs related to shares of restricted stock. As of December 31, 2007, there was an unrecognized compensation cost of $1,700 related to shares of restricted stock that is expected to be recognized in future periods. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.44 years.
Restricted stock activity for the year ended December 31, 2007 is summarized as follows:

Number of
Shares
Outstanding at December 31, 2006	—
Granted	71,438
Forfeitures	(5,000)
Cancelled	(665)

Outstanding at December 31, 2007	65,773

Expected to vest	45,894

Stock options to non-employees
Under the 2006 equity incentive plan, the Company has granted options to certain consultants and investors in connection with financing transactions and other services. As of December 31, 2007, 43,752 options are still outstanding.
The Company also granted options to purchase common stock according to specific agreements signed with non-employee service providers. Each option entitles the holder to purchase one share of common stock of the Company.
The fair value of each option award is estimated on the measurement date using a Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Year ended December 31,
	2006	2007
Exercise prices	$12.27—$13.75	$12.27—$33.44
Expected term (years)	1.5 — 8	0.74 — 7.76
Interest rates	4.7% — 4.9%	3.4% — 5.0%
Expected volatility	46% — 60%	39% — 59%
Dividend yield	0%	0%

The following table summarizes information about options granted to non-employees outstanding and exercisable at December 31, 2007:

	Options and	Exercise
	warrants for	price	Options and
	common	per	warrants
Issuance date	stock	share	exercisable
February 1998	5,213	$15.38	5,213
October 2004	36,364	$11.50	36,364
January 2005	2,175	$11.50	2,175
January 2005	60,091	$6.19	60,091
December 2005	8,182	$13.75	—
June 2006	3,750	$12.27	—
July 2007	12,500	$33.44	—

	128,275		103,843

Stock compensation expenses relating to options granted to non-employees were $282, $537 and $155 in 2005, 2006 and 2007, respectively. These options to non employees are exercisable through the period of December 2008 until July 2014.
NOTE 14: TAXES ON INCOME
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in a change to the Company accumulated deficit.
Income (loss) before income taxes is comprised as follows:

	Year ended December 31,
	2005	2006	2007
Domestic	$(23,050)	$(6,188)	$(1,705)

Foreign	(4,662)	29,246	13,645

Total	$(27,712)	$23,058	$11,940

The Company is required to calculate and account for income taxes in each jurisdiction in which the Company or its subsidiaries operate. Significant judgment is required in determining its worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain.
As of December 31, 2007, the Company’s net operating loss carryforwards for U.S. federal income tax purposes were approximately $10.3 million. The Company believes that, as a result of having undergone an “ownership change” within the meaning of Section 382 of the Internal Revenue Code in 2006, its ability to use its net operating loss carryforwards and other tax attributes to offset future U.S. taxable income, and thereby reduce its tax liability, is severely limited.

The current regular tax rate in Israel is 29% (27% in 2008, 26% in 2009 and 25% in 2010 and thereafter). However, the Company’s subsidiary in Israel, Omrix Ltd., has been granted “approved enterprise” status in two investment programs under the tax benefit track, as provided by the Israeli Law for the Encouragement of Capital Investments, 1959 (the “Law”), and has been granted a status of “Privileged Enterprise” under an amendment to the Law that came into effect on April 1, 2005. This status provides Omrix Ltd. with a tax exemption on undistributed earnings derived from assets included in the approved and privileged enterprise investment programs for the first two to four years of the ten-year benefit period and a tax rate of 10% to 20% for the remaining six to eight years of the benefit period or through 2015, depending on the level of non-Israeli investment in Omrix Ltd. The availability of the Israeli tax benefits is subject to certain requirements, including making specified investments in property and equipment and financing a percentage of investments with share capital. If Omrix Ltd. does not meet these requirements in the future, the tax benefits may be cancelled and Omrix Ltd. could be required to refund any tax benefits the Company has already received, plus interest and penalties thereon. In 2006, Omrix Ltd. received for the first time tax benefits under the approved and privilege enterprise status. Furthermore Omrix Ltd. is entitled to tax benefits as a “foreign investors’ company”. The Company believes Omrix Ltd. has fulfilled the conditions to enjoy all tax benefits to which it is entitled. Most of its current taxable income is therefore tax exempt and no related tax expenses have been recorded.
As of December 31, 2007, pursuant to the Approval Enterprise programs, $6,060 of income is tax-exempt. If such tax-exempt income were to be distributed in a manner other than upon complete liquidation of the Company, it would be taxed at the 10% reduced corporate tax rate applicable to such profits and an income tax liability of up to $606 would be incurred as of December 31, 2007.
In addition, as a result of the amendment to the Law, tax-exempt income attributed to Omrix Ltd.’s Privileged Enterprise status would be subject to taxes if distributed in any way including complete liquidation. As of December 31, 2007, the Company has $10,742 of tax-exempt income attributable to Omrix Ltd.’s Privileged Enterprise status. In case of a distribution or complete liquidation of the Company, it would be taxed at the reduced corporate tax rate of 10% and an income tax liability of up to $1,074 would be incurred as of December 31, 2007.
The Company’s board of directors has determined that it will not distribute any amounts of its undistributed tax-exempt income as dividend. The Company intends to reinvest its tax-exempt income and not to distribute such income as a dividend. Accordingly, no deferred income taxes have been provided on income attributable to Omrix Ltd.’s Approved Enterprise and Privileged Enterprise status as the undistributed tax exempt income is essentially permanent in duration.
Belgian companies are currently generally subject to income tax at the corporate rate of 33.99%. As of December 31, 2007, the Company had $12.9 million of net operating loss carryforwards for Belgian tax purposes that the Company expects to use upon generating taxable income. These net operating loss carryforwards have no expiration date.
Deferred income taxes
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2006	2007
Deferred tax assets, reserves and allowance	$2,051	$2,657
Net operating loss carryforward—U.S.	10,466	2,664
Net operating loss carryforward—Belgium	5,732	4,395

Deferred tax asset before valuation allowance	18,249	9,716
Valuation allowance	(18,249)	(9,716)

Net deferred tax asset	$—	$—

Adjustments to previous estimates of the US federal and state returns resulted in a decrease of $5,420 in the deferred tax asset before valuation allowance. The examination of the Company’s Belgium tax returns for all years prior to 2006 resulted in an additional decrease of $1,404. The remaining decrease of $1,709 is attributable to 2007 taxable income.
The Company currently believes that it is more likely than not that deferred tax assets from carryforward losses in the U.S. and Belgium will not be realized in the foreseeable future. Accordingly, a valuation allowance has been recorded for the entire amount.
Deferred tax assets and liabilities with respect of temporary differences in Israel are immaterial.
Reconciliation of the theoretical tax expense
The main reconciling item of the statutory tax rate of the Company (35% federal tax rate) to the effective tax rate (0%) derives from tax-exempt income attributable to the Approved Enterprise status of Omrix Ltd., its Israeli subsidiary.
Open tax audit years
All the Company’s tax years are open to audit by the U.S. federal and most U.S. state tax authorities due to the Company’s Net Operating Loss and overall credit carry-forward position.
The Company’s Israeli subsidiaries tax years through 2001 are considered final due to the elapsed legal challenge period of the local tax authorities.

The Company’s Belgium subsidiary income tax returns have been examined for all years prior to fiscal 2006, and the subsidiary is no longer subject to audit for those periods.
The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to tax audits and settlement. The final tax outcome of the Company’s tax audits could be different from that which is reflected in the Company’s income tax provisions and accruals. Such differences could have a material effect on the Company’s income tax provision and net income in the period in which such determination is made.
NOTE 15: FINANCIAL INCOME (EXPENSE), NET

	Year ended December 31,
	2005	2006	2007

Financial income:
Interest on short-term investments	$157	$1,345	$4,562
Foreign currency translation adjustments, net	—	2,356	758

	157	3,701	5,320

Financial expense:
Interest on loans and bank credit and others	(347)	$(590)	$(206)
Interest and amortization of discount on convertible notes and convertible promissory notes	(600)	(1,591)	—
Foreign currency translation adjustments, net	(3,149)	—	—
Financing charges related to inducement and extinguishment of convertible notes and warrants	(20,932)	—	—
Amortization of deferred issuance costs	(651)	(201)	—

	(25,679)	(2,382)	(206)

Net financial income (expense)	$(25,522)	$1,319	$5,114

NOTE 16: OTHER INCOME

	Year ended
	December 31,
	2005	2006	2007
Gain from termination of agreement with distributor	$—	$790	$904

Under the terms of the American Red Cross agreement termination, the Company received raw material valued at $790 in 2006 and $904 in 2007 free of charge.
NOTE 17: NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted losses per share:
a.	Numerator:

	Year ended December 31,
	2005	2006	2007
Net income (loss) available to common stockholders for basic net income (loss) per share	$(21,221)	$23,058	$11,940
Induced conversion of Preferred stock	(4,706)	—	—

Net income (loss) available to common stockholders for diluted net loss per share	$(25,972)	$23,058	$11,940

b.	Denominator:

	Year ended December 31,
	2005	2006	2007
	Number of shares
Weighted average number of shares of common stock for basic net income (loss) per share of common stock	10,562,885	13,689,768	16,877,095
Effect of dilutive securities: shares of preferred stock	15,735	—	—
Options, warrants and restricted shares to employees and non-employees service providers	—	321,790	438,855

Denominator for diluted net income (loss) per share of common stock	10,578,620	14,011,558	17,315,950

57,546 and 0 outstanding stock options for the years ended December 31, 2006 and 2007, respectively, have been excluded from the calculation of the diluted net income (loss) per share since the exercise price was above the share price.
NOTE 18: MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in SFAS No. 131, the Company has determined that it has one reportable segment. (see Note 1 for a brief description of the Company’s business)
Geographic Segments
Financial information relating to the Company’s operations by geographic area is as follows:

	Year ended December 31,
	2005	2006	2007
Revenues from unaffiliated customers:
Israel	$13,656	$21,118	$28,196
United States	9,545	15,433	24,477
Europe	3,831	25,882	7,954
Central and Latin America	410	1,255	1,037
Others	57	77	41

Total	$27,499	$63,765	$61,705

	December 31,
	2006	2007
Long-lived assets:
Israel	$7,672	$14,662
United States	7	217
Europe	13	26

Total	$7,692	$14,905

Product Line Information
Revenues are attributed by product lines as follows:

	Year ended December 31,
	2005	2006	2007
Biosurgical products
Product sales	$6,979	$13,443	$19,301
Development revenues	4,000	5,665	8,780

	10,979	19,108	28,081

Passive immunotherapy products
Product sales	14,195	43,321	32,596
Grants	1,021	1,175	1,021

	15,216	44,496	33,617

Other products	1,304	161	7

Total	$27,499	$63,765	$61,705

Revenues from products consumed under research and development agreements included in development revenues amounted to $2,591, $2,453 and $4,754, for the years ended December 31, 2005, 2006 and 2007 respectively.

Revenues from major customers
The following is a summary of the percentages of net sales from major customers:

	2005	2006		2007
	% of consolidated revenues
Customer A	36	27		40
Customer B	21	14		22
Customer C	12	*	)	10
Customer D	—	33		—

*)	Less than 10% of the Company’s consolidated revenues.
NOTE 19: CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
(U.S. dollars in thousands, except per share amount)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Revenue	$14,169	$11,158	$15,827	$20,551
Gross profit	5,404	4,208	6,253	8,173
Net income	3,382	1,537	3,714	3,307
Net earnings per share
Basic	0.20	0.09	0.22	0.19
Diluted	0.20	0.09	0.21	0.19

2006
Revenue	$11,303	$16,079	$18,339	$18,044
Gross profit	5,155	9,086	10,904	9,103
Net income	3,234	5,311	8,123	6,390
Net earnings per share
Basic	0.30	0.38	0.54	0.42
Diluted	0.29	0.38	0.53	0.41

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
          The Company’s management, with the participation of the Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluations, the Chief Executive Officer and the Chief Accounting Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely discussions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
          Please see Management’s Report on Internal Control over Financial Reporting included under Item 8 above.
Changes in Internal Controls
     During the quarter ended December 31, 2007, there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B
Item 9B. Other Information
None
Part III
The information required by Item 10 — Directors, Executive Officers and Corporate Governance of the Registrant; Item 11 — Executive Compensation; Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accountant Fees and Services is incorporated into Part III of this Transition Report on Form 10-K by reference to the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 15, 2008.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) 1. Consolidated Financial Statements
Our consolidated financial statements listed below are set forth in “Item 8—Financial Statements and Supplementary Data” of this report:

Page
Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedules

Schedule II — Valuation of Qualifying Accounts	S-

(a) 3. Exhibits
The following exhibits either (i) are filed with this report or (ii) have previously been filed with the SEC and are incorporated in this Item 15 by reference to those prior filings.

Exhibit
number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Omrix’s Current Report on Form 8-K, filed on December 10, 2007)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Omrix’s Registration Statement on Form S—1 (File No. 333-131107))

4.2	Investor Rights Agreement dated January 13, 2005 (incorporated by reference to Exhibit 4.2 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.3	Common Stock Purchase Warrant between Omrix Biopharmaceuticals, Inc. and Johnson & Johnson Development Corporation dated August 11, 2004 (incorporated by reference to Exhibit 4.10 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.4	Waiver and Amendment Agreement between certain warrantholders and Omrix Biopharmaceuticals, Inc. dated January 13, 2005 (incorporated by reference to Exhibit 4.11 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.5	First Amendment and Waiver between Omrix Biopharmaceuticals, Inc. and Johnson & Johnson Development Corporation dated January 13, 2005 (incorporated by reference to Exhibit 4.12 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

4.6	Waiver Agreement between certain warrantholders and Omrix Biopharmaceuticals, Inc. dated February 22, 2005 (incorporated by reference to Exhibit 4.13 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.1**	Lease and Operation Agreement between Omrix Biopharmaceuticals Ltd. and Magen David Adom in Israel dated July 20, 2000 (incorporated by reference to Exhibit 10.1 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.2	Lease Agreement between Omrix Biopharmaceuticals Ltd. and Nichsei Har Hozvim Ltd., became effective as of May 15, 2006 (incorporated by reference to Exhibit 10.2 to Omrix’s Quarterly Report on Form 10-Q, filed on August 10, 2006)

10.3	Construction Agreement between Omrix Biopharmaceuticals Ltd. and S&A Design and Construction Ltd., dated as of August 2, 2006 (incorporated by reference to Exhibit 10.3 to Omrix’s Quarterly Report on Form 10-Q, filed on August 10, 2006)

10.4**	Addendum to an Agreement between Magen David Adom in Israel and Omrix Biopharmaceuticals, Inc. dated as of December 16, 2004 (incorporated by reference to Exhibit 10.2 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.5**	Agreement between Omrix Biopharmaceuticals Ltd. and Medimop Medical Projects Ltd. dated June 26, 2005 (incorporated by reference to Exhibit 10.3 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.6**	Development Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated September 22, 2003 (incorporated by reference to Exhibit 10.4 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.7**	Amendment No. 1 to Development Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated July 15, 2004 (incorporated by reference to Exhibit 10.5 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.8**	Distribution and Supply Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated September 22, 2003 (incorporated by reference to Exhibit 10.6 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.9**	Amendment No. 1 to Distribution and Supply Agreement between Omrix Biopharmaceuticals, Inc. and Ethicon, Inc. dated July 15, 2004 (incorporated by reference to Exhibit 10.7 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

Exhibit
number	Exhibit
10.10**	Letter Agreement between Omrix Biopharmaceuticals, Inc. and FFF Enterprises, Inc., dated as of August 10, 2006 (incorporated by reference to Exhibit 10.10 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.11**	Supply and Distribution Agreement: Investigational Phase between Omrix Biopharmaceuticals, Inc. and FFF Enterprises, Inc., dated as of December 21, 2005 (incorporated by reference to Exhibit 10.11 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.12**	Supply and Distribution Agreement: Commercial Phase between Omrix Biopharmaceuticals, Inc. and FFF Enterprises, Inc., dated as of December 21, 2005 (incorporated by reference to Exhibit 10.12 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.13**	Plasma Supply Agreement between Omrix Biopharmaceuticals, Inc. and DCI Management Group LLC, dated as of January 3, 2006 (incorporated by reference to Exhibit 10.13 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.14**	Patent and Know-How License Agreement between Omrix Biopharmaceuticals Ltd. and Amersham Biosciences AB dated February 18, 2003 (incorporated by reference to Exhibit 10.8 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.15**	Supply Agreement between Omrix Biopharmaceuticals Ltd. and PlastMed Ltd. dated March 25, 2004 (incorporated by reference to Exhibit 10.9 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.16**	Addendum to Supply Agreement between Omrix Biopharmaceuticals Ltd. and PlastMed Ltd. dated June 30, 2004 (incorporated by reference to Exhibit 10.10 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.17	Supply Agreement between Daiichi Pharmaceutical Co., Ltd and Omrix Biopharmaceuticals S.A. dated August 24, 1999 (incorporated by reference to Exhibit 10.11 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.18**	Supply Agreement by and between Omrix Biopharmaceuticals Ltd. and Talecris Biotherapeutics, Inc. effective as of October 8, 2006 (incorporated by reference to Exhibit 10.18 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.19	Planova Sales Agreement between Omrix Biopharmaceuticals Ltd. and Asahi Kasei Pharma Corporation dated March 1, 2004 (incorporated by reference to Exhibit 10.12 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.20	Form of Indemnification Agreement between Omrix Biopharmaceuticals, Inc. and its directors and officers (incorporated by reference to Exhibit 10.19 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.21	2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.22	2005 Equity Incentive Plan for Israeli Employees (incorporated by reference to Exhibit 10.21 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.23	2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.24	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Omrix’s Current Report on Form 8-K, filed on June 30, 2006)

10.25	Employment Agreement between Omrix Biopharmaceuticals, Inc. and Robert Taub dated March 20, 2006 (incorporated by reference to Exhibit 10.23 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.26	Employment Agreement between Omrix Biopharmaceuticals Ltd. and Nissim Mashiach dated as of January 1, 2008 (incorporated by reference to Exhibit 99.2 to Omrix’s Current Report on Form 8-K, filed on February 1,2008)

10.27	Employment Agreement between Omrix Biopharmaceuticals Ltd. and Ana Stancic dated as of August 19, 2007 (incorporated by reference to Exhibit 99.1 to Omrix’s Current Report on Form 8-K, filed on August 23,2007)

10.28 †	Employment Agreement between Omrix Biopharmaceuticals Ltd. and V. Marc Droppert dated August 24, 2007

10.29	Director Agreement between Omrix Biopharmaceuticals, Inc. and Fredric Price dated January 13, 2006 (incorporated by reference to Exhibit 10.29 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

Exhibit
number	Exhibit
10.30	Employment Agreement between Omrix Biopharmaceuticals, Inc. and Nanci Prado dated August 28, 2006 (incorporated by reference to Exhibit 10.38 to Omrix’s Registration Statement on Form S-1 (File No. 333-139094))

10.31	Form of Undertaking to Maintain Confidentiality between Omrix Biopharmaceuticals Ltd. and its employees (incorporated by reference to Exhibit 10.30 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

10.32 †	Lease Agreement between RCPI Landmark Properties, L.L.C. and Omrix Biopharmaceuticals, Inc. dated as of September 19, 2006

10.33 †	First Amendment to Lease between RCPI Landmark Properties, L.L.C. and Omrix Biopharmaceuticals, Inc. dated as of March 12, 2007

10.34 †	Amendment to Construction Agreement between Omrix Biopharmaceuticals, Ltd. and S&A Design and Construction Ltd. dated as of March 13, 2008

21.1	List of subsidiaries of Omrix Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 21.1 to Omrix’s Registration Statement on Form S-1 (File No. 333-131107))

23.1†	Consent of Kost, Forer, Gabbay & Kasierer, a member of Ernst & Young Global

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

**	Portions of this document have been omitted and filed separately with the Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

†	Filed herein.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMRIX BIOPHARMACEUTICALS, INC
Dated: March 17, 2008	By:	/s/ Robert Taub
Robert Taub
Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 17, 2008	By:	/s/ Ilanit Taman
Ilanit Taman
Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Taub	Chief Executive Officer and Director	March 17, 2008

Robert Taub

/s/ Fredric D. Price	Chairman of the Board of Directors	March 17, 2008

Fredric D. Price

/s/ Larry Ellberger	Director	March 17, 2008

Larry Ellberger

/s/ Bernard Horowitz	Director	March 17, 2008

Bernard Horowitz

/s/ Kevin Rakin	Director	March 17, 2008

Kevin Rakin

/s/ Philippe Romagnoli	Director	March 17, 2008

Philippe Romagnoli

/s/ Steven St. Peter	Director	March 17, 2008

Steven St. Peter

Schedule II— Valuation and qualification accounts
Three years ended December 31, 2007
(U.S. $ in thousands)

	Column B	Column C			Column F
	Balance at	Charged to		Column E	Balance
	beginning	cost and	Column D	Translation	at end of
Column A	of period	expenses	Deductions	differences	period
Allowance for doubtful accounts:
Year ended December 31, 2005	16	11	4	(1)	22
Year ended December 31, 2006	22	—	6	(1)	15
Year ended December 31, 2007	15	23	—	—	38
Allowance for inventory write-downs:
Year ended December 31, 2005	649	100	258	—	491
Year ended December 31, 2006	491	95	41	—	545
Year ended December 31, 2007	545	92	42	—	595