Form 10-Q
period 2008-03-31
Omrix Biopharmaceuticals, Inc.
filed 2008-05-12
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2147005
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
One Rockefeller Center, Suite 2322
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Number of shares outstanding of the registrant’s Common Stock as of May 5, 2008: 17,117,317 shares.

OMRIX BIOPHARMACEUTICALS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data; Unaudited)

			March 31,	December 31,
	Note		2008	2007
ASSETS
Cash and cash equivalents			$27,188	$25,885
Short-term investments	2		55,357	55,020
Trade receivables, net of allowance for doubtful accounts of $41 and $38, respectively			21,957	23,052
Prepaid expenses and other current assets			2,642	1,624
Inventory	3		22,010	20,498

Current assets			129,154	126,079

Property, plant and equipment, net	4		19,772	14,905
Long-term investments			1,316	1,211
Long-term receivables			1,472	1,563
Other assets			1,403	1,526

Total assets			$153,117	$145,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals:
Trade			$12,887	$7,466
Other			7,699	8,229

Current liabilities			20,586	15,695

Deferred revenues			9,274	9,789
Other long-term liabilities			1,261	1,187

Long-term liabilities			10,535	10,976

Common stock of $0.01 par value—		6
Shares authorized: 2008 - 43,636,364; 2007 - 43,636,364 Shares issued: 2008 - 17,115,681; 2007 - 17,000,472 Shares outstanding: 2008 - 17,108,556; 2007 - 16,993,347			171	170
Preferred stock of $0.01 par value—
Shares authorized: 2008 - 7,272,727; 2007 - 7,272,727 Shares issued and outstanding: 2008 and 2007 — None			—	—
Additional paid-in capital			179,019	177,955
Treasury stock, at cost (2008 - 7,125 ; 2007 - 7,125 shares)			(44)	(44)
Accumulated other comprehensive loss			(2,168)	(2,394)
Accumulated deficit			(54,982)	(57,074)

Stockholders’ equity			121,996	118,613

Total liabilities and stockholders’ equity			$153,117	$145,284

The accompanying notes are an integral part of the financial statements.

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data; Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenues:
Product sales	$15,099	$11,249
Development revenues and grants	2,607	2,920

Total revenues	17,706	14,169

Cost of revenues:
Product sales	8,575	7,054
Development revenues and grants	1,487	1,710

Total cost of revenues	10,062	8,764

Gross profit	7,644	5,405

Research and development, clinical and regulatory expenses,	1,985	788
Selling, marketing, general and administrative expenses	4,826	2,440

Operating income	833	2,177

Financial income, net and other expenses	1,459	1,205

Income before income taxes	2,292	3,382

Provision for Income Taxes	200	—

Net income	$2,092	$3,382

Net income per share:
Basic net income per share of common stock	$0.12	$0.20

Diluted net income per share of common stock	$0.12	$0.20

Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share	17,111,979	16,775,722

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income per share	17,330,529	17,305,884

The accompanying notes are an integral part of the financial statements.

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( in thousands, except per share data; Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,092	$3,382
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	264	288
Amortization of intangible assets	123	14
Loss from sale of property, plant and equipment	4	—
Increase in accrued severance pay, net	182	120
Accrued interest and exchange differences, net	34	12
Non cash stock-based payment	326	478
Inventory write-offs	4	42
Unrealized foreign exchange differences, net	76	16
Decrease (increase) in trade receivables, net	1,169	(3,821)
Increase in prepaid expenses and other current assets	(1,001)	(932)
Increase in inventory	(1,511)	(1,254)
Increase (decrease) in accounts payable and accruals:
Trade	2,929	(328)
Other	(219)	(396)
Deferred revenues	(964)	(1,094)

Net cash provided by (used in) operating activities	3,508	(3,473)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,685)	(1,227)
Investment in available for sale securities	(18,700)	(8,500)
Redemption of available for sale securities	4,650	7,980
Investment in short-term deposits	—	(32,415)
Investment in restricted deposits	—	(1,116)
Redemption of short-term deposits	14,710	3,518
Investment in long-term investments	(1,015)	—
Redemption of long term deposits and available for sale security	—	2,197

Net cash used in investing activities	(3,040)	(29,563)

Cash flows from financing activities:
Costs relating to Initial Public Offering (IPO) and Follow-on Offering	—	(551)
Repayment of long-term loans	—	(198)
Proceeds from exercise of options	738	150
Proceeds from follow-on offering	—	7,072

Net cash provided by financing activities	738	6,473

Translation differences from cash balances of subsidiary	97	67

Decrease (increase) in cash and cash equivalents	1,303	(26,496)

Balance of cash and cash equivalents at beginning of period	25,885	45,892

Balance of cash and cash equivalents at end of period	$27,188	$19,396

(1) Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$22

(2) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$2,451	$612

Non-cash investments in costs relating to IPO and Follow-on Offering deferred charges	$—	$236

Options exercise — cash received subsequent to the balance sheet date	$—	$21

The accompanying notes are an integral part of the financial statements.

OMRIX BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands except share and per share data: Unaudited)
1. Basis of Presentation
Omrix Biopharmaceuticals, Inc. (“the Company” or “Omrix”) is a biopharmaceutical company that develops, manufactures and markets innovative biological products for the biosurgical and immunotherapy markets. Omrix is headquartered in New York, New York. Its Israeli subsidiary, Omrix biopharmaceuticals Ltd. (“Omrix Ltd.”), performs most research and development as well as manufacturing activities.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.
The Company’s functional currencies are the U.S. dollar and the Euro, which are the primary currencies of the economic environments in which the Company operates. The consolidated financial statements include the financial statements of the Company’s Belgian subsidiary, Omrix Biopharmaceuticals S.A., which are translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards, or SFAS, No. 52, “Foreign Currency Translation.” Omrix Biopharmaceuticals S.A. is primarily engaged in European regulatory affairs, marketing and logistics support. Because the Company’s reporting currency is the dollar, fluctuations in the Euro-dollar and new Israeli shekel-dollar exchange rates have an impact on the operating results.
2. Short-term Investments

	Average
	interest rate at
	March 31,	March 31,	December 31,
	2008	2008	2007
		(unaudited)
Short-term deposits	4.94%	$32,278	$45,525
Corporate bonds	2.79%	22,079	3,845
Auction rate securities	4.55%	1,000	5,650

		$55,357	$55,020

The Company determines the appropriate accounting and classification of its investments in auction-rate securities and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.
When the maturity dates of auction rate securities are beyond one year from the date of purchase, investments are classified as short-term investments as the interest rate of auction rate securities resets monthly through an auction process and the securities may be redeemed at face value at any interest resetting date. At December 31, 2007 and at March 31, 2008, the fair market value of auction rate securities was the same as the original cost. In the period, the Company did not incur any losses related to the redemption of auction rate securities.
Corporate bonds that are designated as securities available for sale are included in short-term and long-term investments based on their maturity dates.

3. Inventory
Inventory is stated at the lower of cost or market. Inventory consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Raw materials	$14,459	$13,455
Work in progress	1,366	2,227
Finished products	6,185	4,816

	$22,010	$20,498

For the three-month period ended March 31, 2008 and the year ended December 31, 2007, the Company wrote down $4 and $92, respectively, in cost of revenues to reflect products with short-term expiration dates and product market prices lower than cost.
4. Property, Plant and Equipment, net

	March 31,	December 31,
	2008	2007
	(unaudited)
Cost:
Machinery and equipment	$9,414	$9,082
Office furniture and equipment	889	829
Computers and software	1,088	963
Vehicles	107	102
Leasehold improvements	756	652
Construction-in-progress	14,216	9,632

	26,470	21,260

Accumulated depreciation	6,698	6,355

	$19,772	$14,905

5. Commitments and Contingent Liabilities
Leases
In Israel, the Company leases its manufacturing facility and certain machinery and equipment for an amount of $700 plus a certain percentage of the sales of products to third parties in each fiscal year. The fee shall not be less than $1,100 and not more than $2,000 per year. The Lease Agreement terminates on December 31, 2010. After December 31, 2007, the Company has the right to terminate this agreement by giving twelve months advance written notice. If the Company exercises this early termination right, the Company will be required to pay an amount equal to $500 per year, or such pro rata amount for a part of a year, from the date of termination until December 31, 2010.
Certain investment in the facility is to be borne partially by the lessor and partially by the Company. Because the investments will be transferred to the lessor at the termination of the lease agreement, the Company records its share of the investments as prepaid rental fees which are amortized over the term of the lease.
In addition, the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments and provided a security interest on inventory of uncompleted products and raw materials. The guarantee is to be maintained for six months after the Company vacates the facility.
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
In August, 2006, the Company entered into a construction agreement with an Israeli engineering company to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacture of biosurgical products. The construction agreement was amended in March 2008. Under the terms of the agreement, as amended, the engineering company will complete the design and construction of the plant for a total consideration of $23.9 million, subject to increases as described in the agreement.
6. Share Capital
In January 2007, the underwriters of the Company’s December 2006 follow-on offering exercised their over-allotment option, resulting in the issuance of an additional 235,109 shares of Common Stock, $0.01 par value, and net proceeds to the Company of $7,124. In the three month period ended March 31, 2008, a total of 113,637 options were exercised into common stock for an aggregate consideration of $0.7 million.
7. Share-based Compensation Plan
Stock options to employees:
During the three months ended March 31, 2008, the Company granted 104,000 options to its employees of which 80,000 were granted to executive officers. During this period, the Company recorded $273 of compensation costs related to employee stock options. As of March 31, 2008, there was an unrecognized compensation cost of $4,926 related to stock options that is expected to be recognized in future periods until March 31, 2012. The activity related to stock options in the three months ended March 31, 2008 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (Years)
Outstanding at December 31, 2007	753,792	$21.27
Granted	104,000	$32.27
Exercised	(113,637)	$6.49
Forfeited	(74,181)	$34.76

Outstanding at March 31, 2008	669,974	$23.99	7.74

Vested and expected to vest	550,534	$23.97	7.50

Exercisable at March 31, 2008	203,206	$11.32	4.96

The weighted average fair value of options granted during the three months ended March 31, 2008 and 2007 was $17.72 and $20.65, respectively.
The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three months ended	Year ended
	March 31, 2008	December 31, 2007
Exercise prices	$13.10-$34.64	$32.05—38.78
Expected term (years)	5.75-6.25	6.25
Interest rates	2.90%-3.41%	4.12%—5.08%
Expected volatility	54%-63%	51%—55%
Expected forfeiture rate	25%	11% — 31%
Dividend yield	0%	0%
Fair value at grant date	$8.04-$18.72	$17.39—22.26
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
Stock-based payments to employees
During the three months ended March 31, 2008, the Company recorded $80 of compensation costs related to shares of restricted stock. As of March 31, 2008, there was an unrecognized compensation cost of $1,566 related to shares of restricted stock that is expected to be recognized in future periods. This amount assumes the Company’s expected forfeiture rate. That cost is expected to be recognized over a weighted average period of 2.58 years.
Restricted stock activity for the three months ended March 31, 2008 is summarized as follows:

Number of
Shares
Outstanding at December 31, 2007	65,773
Granted	7,500
Forfeited	(9,493)
Cancelled	—

Outstanding at March 31, 2008	63,780

Expected to vest	37,952

8. Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three months ended March 31,
	2008	2007
Net income	$2,092	$3,382
Foreign currency translation adjustments, net	233	87
Unrealized loss on available-for-sale securities	(7)	—

Comprehensive income	$2,318	$3,469

The favorable foreign currency translation adjustments (CTA) for the three months ended March 31, 2008 were primarily due to the strengthening of the Euro against the U.S. dollar.
9. Net Income per Share
The following table sets forth the computation of the basic and diluted net income per share:
a. Numerator:

	Three months ended
	March 31, 2008
	2008	2007
Net income available to common stockholders for basic and diluted net income per share	$2,092	$3,382
b. Denominator:

	Three months ended
	March 31, 2008
	2008	2007
Weighted average number of shares of common stock for basic net income per share of common stock	17,111,979	16,775,722
Options, warrants and restricted shares to employees and non-employee service providers	218,550	530,162

Denominator for diluted net income per share of common stock	17,330,529	17,305,884

10. Taxes on Income
In calculating the provision for income taxes, the Company used an estimate of the annual effective tax rate based upon the facts and circumstances known at the period. The main reconciling item of the statutory tax rate of the Company to the effective tax rate derives from taxable income eligible for a reduced tax rate attributable to the Approved and Privileged Enterprise status of Omrix Ltd., its Israeli subsidiary.
11. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS 157, Fair Value Measurements, or FAS 157. FAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. The Company adopted FAS 157 on January 1, 2008. The adoption of FAS 157 did not have an impact on the Company’s financial position or operating results.
Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input	Input Definition
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability such as quoted prices, interest rates and yield curves.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Description	March 31, 2008	Level I	Level II	Level III
Cash and cash equivalents	$27,188	$27,188	—	—
Short-term investments	$55,357	$54,357	$1,000	—
Long-term investments	$1,316	$1,316	—	—
12. New and Recently Adopted Accounting Pronouncements
a)	In December 2007, the Financial Accounting Standard Board (FASB) ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently evaluating the impacts and disclosures of this standard, but does not expect EITF Issue No. 07-1 to have a material impact on its consolidated results of operations or financial condition.

b)	In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) No. 110, which, effective January 1, 2008, amends and replaces Question 6 of Section D.2 of SAB Topic 14, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with statement of financial accounting standard (SFAS) No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. As the Company has been public less than two years and thus does not have reliable historical trends, it will continue to use the simplified method in 2008.

c)	In September 2006, the FASB issued SFAS No.157, ''Fair Value Measurements’’ which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company beginning in the first quarter of fiscal year 2008. The adoption did not have a material impact on the Company’s financial statements.
d)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal year 2008. The adoption did not have a material impact on the Company’s financial statements.

e)	In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by the Company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the Company. EITF Issue No. 07-3 is effective with respect to new arrangements entered into beginning January 1, 2008. The adoption did not have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise indicated, references to “Omrix,” the “Company,” “we,” “our” and “us” in this Quarterly Report on Form 10-Q refer to Omrix Biopharmaceuticals, Inc. and its consolidated subsidiaries.
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “forecast,” “outlook,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or the negative thereof or variations thereon or similar terminology generally intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. References in the following discussion and analysis to “Three Months” refer to the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of results for the full year 2008 because of seasonal and other factors.
Overview
Omrix Biopharmaceuticals, Inc. is a fully integrated biopharmaceutical company that develops, manufactures and markets protein-based biosurgery and passive immunotherapy products. We are headquartered in New York, New York. Our Israeli subsidiary, Omrix Biopharmaceuticals Ltd., performs most of our research and development as well as manufacturing activities.
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
EXECUTIVE OVERVIEW
During the first quarter of 2008, we continued to focus on growing our biosurgery business. The FDA approved the use of Evicel for general hemostasis in surgery in January 2008. Our biosurgery revenues grew 120% from $2.8 million in the three months ended March 31, 2007 to $6.1 million in the three months ended March 31, 2008. Total revenues increased by 25% to $17.7 million in the same period. Gross profit on product sales, as a percentage of revenues, improved from 37% in the first quarter of 2007 to 41% in the first quarter of 2008, excluding the recognition of deferred VIG, or Vaccinia Immunoglobulin, revenues.
The 111% increase in operating expenses in the three months ended March 31, 2008 related to an increase in the number of employees and non-recurring severance paid to our former Chief Financial Officer as well as a provision for income taxes led to a 38% decrease in net income .
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
Total revenues increased by $3.5 million, or 25%, in the three months ended March 31, 2008 as compared to the three months ended March 31,2007. Product sales increased by $3.9 million, or 34%, in the three months ended March 31, 2008. Period-over-period development revenues and grants decreased 11% in 2008.

	Three Months Ended March 31
	(U.S. dollars in millions; unaudited)
	2008	2007	Variance
Revenues
Product sales	$15.1	$11.3	$3.8
Development revenues and Grants	2.6	2.9	(0.3)

Total revenues	$17.7	$14.2	$3.5

Revenues for each of our product lines as well as revenues from other plasma-derived products for the three months ended March 31, 2008 and 2007 are presented below.

	Three Months Ended March 31
	(U.S. dollars in millions; unaudited)
	2008	2007	Variance
Biosurgical products:
Product sales	$6.1	$2.8	$3.3
Development revenues	2.5	2.6	(0.1)

Total	8.6	5.4	3.2

Passive immunotherapy products:
Product sales	9.0	8.5	0.5
Grants	0.1	0.3	(0.2)

Total	9.1	8.8	0.3

Total revenues	$17.7	$14.2	$3.5

Biosurgical products
Biosurgical product sales increased by $3.3 million, or 120%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is principally attributable to increased unit sales of our fibrin sealant, Evicel, in the U.S. Biosurgical development revenues decreased by $0.1 million, or 5%, in the three months ended March 31, 2008.
Passive immunotherapy products
Passive immunotherapy product sales increased by $0.5 million, or 6%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 and include $0.7 million of deferred VIG revenues. Grants recognized in 2008 and 2007 are related to $4.0 million of development funding received from the NIH.

Cost of revenues and gross profit

	Three Months Ended
	March 31,
	(U.S. dollars in millions; unaudited)
	2008	2007	Variance
Cost of revenues
Product sales	$8.6	$7.1	$1.5
Development revenues and Grants	1.5	1.7	$(0.2)

Total costs of revenues	$10.1	$8.8	$1.3

Gross profit	$7.6	$5.4	$2.2
Gross profit as a percentage of revenues	43%	38%
Gross profit increased by $2.2 million, or 41%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.
Gross profit on product sales increased by $2.3 million, or 55%, in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Excluding the recognition of deferred VIG revenues, gross profit on product sales improved from 37% in the three months ended March 31, 2007 to 41% in the three months ended March 31, 2008. Gross profit was favorably impacted by increased sales volume.
Cost of development revenues and grants includes cost of products, research, development, clinical and regulatory trial expenses incurred in connection with projects under research and development. In the three months ended March 31, 2008 gross profit as a percentage of total revenues was favorably impacted by the service mix and increased to 43% from 41% in the three months ended March 31, 2007, primarily due to increased product sales.
Research and Development, Clinical and Regulatory Expenses
Research and development, including clinical and regulatory, expenses increased by 152% to $2.0 million in the three months ended March 31, 2008 from $0.8 million in the three months ended March 31, 2007. These expenses include costs associated with the development of products not developed in collaboration with third parties, in particular Adhexil, our abdominal adhesion prevention product candidate. The increase is driven by an increase in research and development employees from 36 in the first quarter of 2007 to 54 in the first quarter of 2008,which resulted in an increase of $0.6 million in salary and related expenses, The increase also resulted from expenses primarily related to the development of Adhexil. We expect research and development expenses to continue to grow at higher than historical levels as we increase the development of non-partnered products, balancing delivering short-term results with investments and long-term growth.
Selling, Marketing, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased by 98% to $4.8 million in the three months ended March 31, 2008 as compared to $2.4 million in the three months ended March 31, 2007. The increase is due to an increase of $0.8 million in salary expenses related to an increase in our number of employees, $0.4 million in rent expenses, $0.3 million of non-recurring severance paid to our former Chief Financial Officer and higher consulting, legal and patent fees. We expect our infrastructure and personnel costs to continue at approximately the same level for the remainder of 2008 as we position the company for the development and introduction of new products, the introduction of current products in new markets and related revenue growth. A modest reduction in selling, marketing, general and administrative expenses, as a percentage of revenues, is anticipated beginning in 2009.
Financial Income, Net
Financial income, net includes interest income, banking charges and income and expenses generated by exchange rate fluctuations. In the three months ended March 31, 2008, financial income includes interest income of $0.8 million and foreign exchange gains of $0.6 million compared to $1.1 million and $0.1 million, respectively, for the three months ended March 31, 2007.

Provision for income taxes
In 2008, our Israeli subsidiary will begin to pay income taxes as it has fully used all of its tax-loss carry-forwards. A significant portion of this subsidiary’s taxable income will be subject to a reduced tax rate in 2008 as it also receives tax benefits under the approved and privileged enterprise status and is entitled to tax benefits as a “foreign investors’ company”. As a result, in 2008 the Company expects its effective income tax rate to be approximately 10%.
In calculating the provision for income taxes, the Company used an estimate of the annual effective tax rate based upon the facts and circumstances known at the period.
LIQUIDITY AND CAPITAL RESOURCES
Working capital

	March 31,	December 31,
	2008	2007
	(U.S. dollars in millions; Unaudited)
Working capital	$108.6	$110.4
Cash, cash equivalents and short-term investment	82.5	80.9
Trade receivables	22.0	23.0
Inventory	22.0	20.5
Trade accounts payable	12.9	7.5
The decrease in working capital is primarily due to an increase in trade accounts payable that resulted mainly from expenditures related to the new plant in Jerusalem.
Cash flows

	Three months ended March 31,
	2008	2007
	(U.S. dollars in millions; Unaudited)
Cash provided by (used in) operating activities	$3.5	$(3.5)
Cash used in investing activities	(3.0)	(29.6)
Cash provided by financing activities	0.7	6.5

Capital expenditures	5.1	1.8
Capital expenditures relate primarily to the new plant in Jerusalem.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2008, we did not have any off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from changes in interest rates associated with our cash and cash equivalents and short- and long-term investments.
We use different financial facilities and deposits for our cash and cash equivalents and short- and long-term investments. As of March 31, 2008, our cash and cash equivalents and short- and long-term deposits consisted of the following:

	Amount at	Interest Rate at
	March 31,	March 31,
Term and Currency	2008	2008
	(amounts in
	thousands)
Cash and cash equivalents U.S. $ deposits	$21,652	1.70%
Cash and cash equivalents Euro deposit	$1,734	0.38%
Cash and cash equivalents NIS deposits	$3,781	2.40%
Cash and cash equivalents GBP deposits	$21	0.45%
Short-term U.S. $ deposits	$32,278	4.94%
Short-term U.S. $ deposits — Corporate bonds	$22,079	2.79%
Short-term U.S. $ deposits— Auction rate securities	$1,000	4.55%
Long-term U.S. $ deposits	$2,246	4.11%
Long-term NIS deposits	$168	4.10%
Long-term Euro deposits	$86	1.55%
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
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) was carried out under the supervision of our principal executive officer and principal financial officer, with the participation of our management. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the disclosure regarding risk factors presented in Item 1A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

We used approximately $3.8 million to repay principal, accrued interest and a prepayment premium to holders of our convertible promissory notes who demanded such prepayments under the terms of the notes. We also repaid all amounts outstanding under a loan and security agreement, including the prepayment penalty in the total amount of $4 million. We are using the remaining proceeds (i) to partially finance the construction of our second manufacturing facility, (ii) to fund our plan to expand our biosurgical product line and to penetrate new market for biosurgical products and (iii) for working capital and other general corporate purposes. We invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments. We regularly assess the specific uses and allocations of the offering proceeds.
On December 14, 2006, our registration statement on Form S-1 (Reg. No. 333-139094) for the offering of 1,500,000 shares of our common stock by us and 750,000 shares of our common stock by the selling stockholders and an additional 337,500 shares to be purchased by the underwriters from us and a certain selling stockholder to cover the underwriters’ over-allotments was declared effective. The offering was consummated on December 20, 2006 and did not terminate before any securities were sold. The underwriters exercised their over-allotment option in full in January 2007. The gross aggregate purchase price of the common stock offered and sold by us was approximately $55.5 million, including exercise of the underwriters’ over-allotment. There have been no subsequent sales.
We are using the proceeds (i) to partially finance the construction of our second manufacturing facility, (ii) to fund our plan to expand our biosurgical product line and to penetrate new market for biosurgical products and (iii) for working capital and other general corporate purposes. We invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments. We regularly assess the specific uses and allocations of the offering proceeds.
ITEM 6. EXHIBITS

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMRIX BIOPHARMACEUTICALS, INC
Dated: May 12 , 2008	By:	/s/ Robert Taub
Robert Taub
Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 12 , 2008	By:	/s/ Ilanit Taman
Ilanit Taman
Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.