Form 10-Q
period 2008-06-30
Omrix Biopharmaceuticals, Inc.
filed 2008-08-11
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2147005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Rockefeller Center, Suite 2322 New York, New York (Address of principal executive offices)	10020 (Zip Code)
Registrant’s telephone number, including area code: (212) 887-6500
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Number of shares outstanding of the registrant’s Common Stock as of August 4, 2008: 17,123,372 shares.

OMRIX BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data; Unaudited)

		June 30,	December 31,
	Note	2008	2007
ASSETS
Cash and cash equivalents		$40,480	$25,885
Short-term investments	2	42,633	55,020
Trade receivables, net of allowance for doubtful accounts of $19 and $38, respectively		22,429	23,052
Prepaid expenses and other current assets		2,355	1,624
Inventory	3	21,699	20,498

Current assets		129,596	126,079

Property, plant and equipment, net	4	21,022	14,905
Long-term investments		1,116	1,211
Long-term receivables		672	1,563
Other assets, net		1,280	1,526

Total assets		$153,686	$145,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals:
Trade		$9,189	$7,466
Other		8,593	8,229

Current liabilities		17,782	15,695

Deferred revenues		8,760	9,789
Other long-term liabilities		1,500	1,187

Long-term liabilities		10,260	10,976

Common stock of $0.01 par value —	6
Shares authorized: June 30, 2008 — 43,636,364; December 31, 2007 — 43,636,364
Shares issued: June 30, 2008 — 17,122,523; December 31, 2007 — 17,000,472
Shares outstanding: June 30, 2008 — 17,115,398; December 31, 2007 — 16,993,347		171	170
Preferred stock of $0.01 par value—
Shares authorized: June 30, 2008 — 7,272,727; December 31, 2007 — 7,272,727
Shares issued and outstanding: June 30, 2008 and December 31, 2007 —None		—	—
Additional paid-in capital		179,737	177,955
Treasury stock, at cost (June 30, 2008 — 7,125 ; December 31, 2007 — 7,125 shares)		(44)	(44)
Accumulated other comprehensive loss		(2,228)	(2,394)
Accumulated deficit		(51,992)	(57,074)

Stockholders ‘ equity		125,644	118,613

Total liabilities and stockholders’ equity		$153,686	$145,284

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data; Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Product sales	$18,198	$9,109	$33,297	$20,358
Development services and grants	1,000	2,049	3,607	4,969

Total revenues	19,198	11,158	36,904	25,327

Cost of revenues:
Product sales	10,355	5,707	18,930	12,761
Development services and grants	855	1,243	2,342	2,954

Total cost of revenues	11,210	6,950	21,272	15,715

Gross profit	7,988	4,208	15,632	9,612

Research and development, clinical and regulatory expenses	1,560	1,394	3,546	2,182
Selling, marketing, general and administrative expenses	4,238	3,147	9,063	5,587

Operating income (loss)	2,190	(333)	3,023	1,843

Financial income, net	885	967	2,348	2,173
Other income	215	904	211	904

Income before income taxes	3,290	1,538	5,582	4,920

Provision for income taxes	300	0	500	0

Net income	$2,990	$1,538	$5,082	$4,920

Net income per share —
Basic net income per share of common stock	$0.17	$0.09	$0.30	$0.29

Diluted net income per share of common stock	$0.17	$0.09	$0.29	$0.28

Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share	17,118,899	16,862,457	17,115,440	16,821,527

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income per share	17,258,905	17,308,733	17,294,718	17,309,746

The accompanying notes are an integral part of the financial statements.

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data; Unaudited)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$5,082	$4,920
Adjustments required to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	555	498
Amortization of intangible assets	246	29
Increase in accrued severance pay, net	66	94
Accrued interest and exchange differences, net	207	(995)
Non cash stock-based payment	924	910
Non cash other income	—	(904)
Inventory write-offs	135	45
Unrealized foreign exchange differences, net	15	(47)
Decrease (increase) in trade receivables, net	694	(1,802)
Increase in prepaid expenses and other current assets	(717)	(1,886)
Increase in inventory	(1,331)	(2,186)
Increase (decrease) in accounts payable and accruals:
Trade	934	309
Other	827	(493)
Deferred revenues	(1,295)	(1,721)

Net cash provided by (used in) operating activities	6,342	(3,229)

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,919)	(2,720)
Investment in available for sale securities	(24,069)	(10,882)
Redemption of available for sale securities	8,315	9,280
Investment in short-term deposits	—	(39,622)
Investment in restricted deposits	—	(1,116)
Redemption of short-term deposits	27,950	7,050
Investment in long-term investments	—	(25)
Redemption of long-term deposits and available for sale security	1,016	2,197

Net cash provided by (used in) investing activities	7,293	(35,838)

Cash flows from financing activities:
Costs relating to Initial Public Offering and Follow-on Offering	—	(787)
Repayment of long-term loans	—	(395)
Proceeds from exercise of options	859	538
Proceeds from follow-on offering	—	7,124

Net cash provided by financing activities	859	6,480

Translation differences from cash balances of subsidiary	101	111

Increase (decrease) in cash and cash equivalents	14,595	(32,476)

Balance of cash and cash equivalents at beginning of period	25,885	45,892

Balance of cash and cash equivalents at end of period	$40,480	$13,416

(1) Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$40

(2) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$753	$376

Options exercise — cash received subsequent to the balance sheet date	$—	$34

The accompanying notes are an integral part of the financial statements.

OMRIX BIOPHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(U.S. dollars in thousands except share and per share data: Unaudited)
1. Basis of Presentation
Omrix Biopharmaceuticals, Inc. (“the Company” or “Omrix”) is a biopharmaceutical company that develops, manufactures and markets protein-based biosurgery and passive immunotherapy products. Omrix is headquartered in New York, New York. Its Israeli subsidiary, Omrix biopharmaceuticals Ltd. (“Omrix Ltd.”), performs most research and development as well as manufacturing activities.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six-month period ended June 30, 2008 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.
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
2. Short-term Investments

	Average
	interest rate at
	June 30,	June 30,	December 31,
	2008	2008	2007
		(unaudited)
Short-term deposits	4.72%	$17,037	$45,525
Corporate bonds	2.75%	24,596	3,845
Auction rate securities	4.17%	1,000	5,650

		$42,633	$55,020

The Company determines the appropriate accounting and classification of its investments in auction-rate securities and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.
When the maturity dates of auction rate securities are beyond one year from the date of purchase, investments are classified as short-term investments as the interest rate of auction rate securities resets monthly through an auction process and the securities may be redeemed at face value at any interest resetting date. At December 31, 2007 and at June 30, 2008, the fair market value of auction rate securities was the same as the original cost. In the period, the Company did not incur any losses related to the redemption of auction rate securities.
Corporate bonds that are designated as securities available for sale are included in short-term and long-term investments based on their maturity dates.

3. Inventory
Inventory is stated at the lower of cost or market. Inventory consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$13,131	$13,455
Work in progress	1,458	2,227
Finished products	7,110	4,816

	$21,699	$20,498

For the three and six-month periods ended June 30, 2008 and the year ended December 31, 2007, the Company wrote down inventory of $131, $135 and $92, respectively, to cost of revenues to reflect products with short-term expiration dates and products with a market price lower than cost.
4. Property, Plant and Equipment, net

	June 30,	December 31,
	2008	2007
	(unaudited)
Cost:
Machinery and equipment	$9,676	$9,082
Office furniture and equipment	887	829
Computers and software	1,148	963
Vehicles	107	102
Leasehold improvements	769	652
Construction-in-progress	15,378	9,632

	27,965	21,260
Accumulated depreciation	6,943	6,355

	$21,022	$14,905

5. Commitments and Contingent Liabilities
Leases
In Israel, the Company leases its manufacturing facility and certain machinery and equipment for an amount of $700 plus a fee based on a certain percentage of the sales of products to third parties in each fiscal year. The fee shall not be less than $1,100 and not more than $2,000 annually. The Lease Agreement terminates on December 31, 2010. After December 31, 2007, the Company has the right to terminate this agreement by giving twelve months advance written notice. If the Company exercises this early termination right, the Company will be required to pay an amount equal to $500 per year, or such pro rata amount for a part of a year, from the date of termination until December 31, 2010.
Certain investment in the facility is to be borne partially by the lessor and partially by the Company. As the investments will be transferred to the lessor at the termination of the lease agreement, the Company records its share of investments as prepaid rental fees which are amortized over the remaining term of the lease.
In addition, the Company is required to maintain an unconditional bank guarantee in the amount of $250 in order to secure various payments and provided a security interest on inventory of uncompleted products and raw materials. The guarantee is to be maintained for six months after the Company vacates the facility.
The Company leases approximately 8,945 squared feet of office space in New York City for $792 per year. The lease expires on May 12, 2017. As of September 1, 2008, the Company will be subletting such space.
Other Obligations
In December 2005, the Company signed a five-year supply agreement under which the Company is required to purchase plasma meeting certain specifications. The Company may terminate this agreement if, for regulatory reasons, the Company is prevented from manufacturing or distributing Omrigam NF, an intravenous immunoglobulin manufactured by the Company for primary immune deficiency in the United States. The product is currently not approved for sale in the United States.

In August, 2006, the Company entered into a construction agreement with an Israeli engineering company to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacture of biosurgical products. The construction agreement was amended in March 2008. Under the terms of the agreement, as amended, the engineering company will complete the design and construction of the plant for a total consideration of $23.9 million, subject to potential increases as described in the agreement. The remaining obligation as of June 30, 2008 is approximately $8.6 million.
6. Share Capital
In January 2007, the underwriters of the Company’s December 2006 follow-on offering exercised their over-allotment option, resulting in the issuance of an additional 235,109 shares of Common Stock, $0.01 par value, and net proceeds to the Company of $7,124. In the six-month period ended June 30, 2008, a total of 119,000 options were exercised into common stock for an aggregate consideration of $0.9 million.
7. Share-based Compensation Plan
The Company estimated the fair value of stock options granted using the Black-Scholes option-pricing model until March 31, 2008. The Black-Scholes option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term. Expected volatility was based on actual historical stock price volatility of comparable companies as the Company has been public for two years and thus does not have reliable historical trends. The expected option term represents the period that the Company’s stock options are expected to be outstanding and was determined based on the simplified method, which is the average of the vesting terms and original contractual terms of the stock options. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.
In the second quarter of 2008, the Company adopted the binomial method of valuing options granted in the second quarter of 2008 and going forward. The binomial method was adopted by the Company because it believes the method is likely to produce a more accurate estimate of fair value than the Black-Scholes model.
During the six months ended June 30, 2008, the Company granted its employees 201,513 options of which 100,000 were granted to executive officers and directors. During this period, the Company recorded $780 of compensation costs related to employee stock options. As of June 30, 2008, there was an unrecognized compensation cost of $4,173 related to stock options that is expected to be recognized in future periods through May 15, 2012. The activity related to stock options in the six months ended June 30, 2008 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (Years)
Outstanding at December 31, 2007	753,792	$21.27
Granted	201,513	$23.72
Exercised	(119,000)	$6.82
Forfeited	(104,840)	$33.35

Outstanding at June 30, 2008	731,465	$22.57	7.66

Vested and expected to vest	592,396	$21.70	7.42

Exercisable at June 30, 2008	216,397	$13.75	5.20

The weighted average fair value of options granted during the six months ended June 30, 2008 and 2007 was $12.95 and $20.65, respectively.

The fair value of each option award is estimated on the grant date using the binomial method of stock-based valuation that uses the assumptions noted in the following table:

Three months ended
June 30, 2008
Expected volatility	57.72% — 66.18%
Risk-free interest rate	1.62% — 5.16%
Dividend yield	0%
Early exercise multiple	2.52 — 2.84
Annual forfeiture rate	27%
Stock-based payments to employees
During the six months ended June 30, 2008, the Company recorded $159 of compensation costs related to shares of restricted stock. As of June 30, 2008, assuming the Company’s expected forfeiture rate, there was an unrecognized compensation cost of $961 related to shares of restricted stock that is expected to be recognized in future periods. The cost is expected to be recognized over a weighted average period of 2.63 years.
Restricted stock activity for the six months ended June 30, 2008 is summarized as follows:

Number of
Shares
Outstanding at December 31, 2007	65,773
Granted	9,500
Forfeited	(9,493)
Cancelled	—

Outstanding at June 30, 2008	65,780

Expected to vest	28,679

8. Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$2,990	$1,538	$5,082	$4,920
Foreign currency translation adjustments, net	(46)	(14)	187	72
Unrealized loss on available-for-sale securities	(13)	(28)	(20)	(28)

Comprehensive income	$2,931	$1,496	$5,249	$4,964

The favorable foreign currency translation adjustments for the six months ended June 30, 2008 were primarily due to the strengthening of the Euro against the U.S. dollar.

9. Net Income per Share
The following table sets forth the computation of the basic and diluted net income per share:
a. Numerator:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income available to common stockholders for basic and diluted net earnings per share	$2,990	$1,538	$5,082	$4,920

b. Denominator:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		Number of shares

Weighted average number of shares of common stock for basic net earnings per share of common stock	17,118,899	16,862,457	17,115,440	16,821,527
Options, restricted shares and warrants to employees and non-employee service providers	140,006	446,276	179,278	488,219

Denominator for diluted net earnings per share of common stock	17,258,905	17,308,733	17,294,718	17,309,746

10. Taxes on Income
In calculating the provision for income taxes, the Company used an estimate of the annual effective tax rate based upon current facts and circumstances. The main reconciling item from the statutory tax rate of the Company to the effective tax rate derives from taxable income eligible for a reduced tax rate attributable to the Approved and Privileged Enterprise status of Omrix Ltd., its Israeli subsidiary.
11. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS 157, Fair Value Measurements, or FAS 157. FAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP, and expands disclosures about fair value measurements. The Company adopted FAS 157 on January 1, 2008. The adoption of FAS 157 had no impact on the Company’s financial position or results of operations.
Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input	Input Definition
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability such as quoted prices, interest rates and yield curves.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Description	June 30, 2008	Level I	Level II	Level III

Cash and cash equivalents	$40,480	$40,480	—	—
Short-term investments	$42,633	$41,633	$1,000	—
Long-term investments	$1,116	$1,116	—	—

12. New and Recently Adopted Accounting Pronouncements
a)	In December 2007, the Financial Accounting Standard Board (FASB) ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company does not expect EITF Issue No. 07-1 to have a material impact on its consolidated results of operations or financial condition.
b)	In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) No. 110, which, effective January 1, 2008, amends and replaces Question 6 of Section D.2 of SAB Topic 14, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with statement of financial accounting standard (SFAS) No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. As the Company has been public for two years and thus does not have reliable historical trends, it used the simplified method for options granted until March 31, 2008.
c)	In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 was effective for, and adopted by, the Company beginning in the first quarter of fiscal year 2008. The adoption did not have a material impact on the Company’s financial statements.
d)	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for, and adopted by, the Company beginning in the first quarter of fiscal year 2008. The adoption did not have a material impact on the Company’s financial statements.
e)	In June 2007, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” that would require nonrefundable advance payments made by a company for future R&D activities to be capitalized and recognized as an expense as the goods or services are received by the company. EITF Issue No. 07-3 was effective with respect to new arrangements entered into beginning January 1, 2008. Its adoption had no material impact on the Company’s financial statements.

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
The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. References in the following discussion and analysis to “Three Months” refer to the three months ended June 30, 2008 compared to the three months ended June 30, 2007 while references to “Year-to-Date” refer to the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The results of operations for the three-month period ended June 30, 2008 and six-month period ended June 30, 2008 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.
Overview
Omrix Biopharmaceuticals, Inc. is a fully integrated biopharmaceutical company that develops, manufactures and markets protein-based biosurgery and passive immunotherapy products. We are headquartered in New York, New York. Our Israeli subsidiary, Omrix Biopharmaceuticals Ltd., performs most of our research and development as well as manufacturing activities.
Our biosurgery product line includes products and product candidates that are used for the control of bleeding, or hemostasis, and other surgical applications. Our passive immunotherapy product line includes antibody-rich products and products for the treatment of immune deficiencies, infectious diseases and potential biodefense applications. Our revenues are derived from product sales, upfront fees, milestone payments, development revenues and grant revenues from both our biosurgery and immunotherapy product lines.
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
EXECUTIVE OVERVIEW
Quarterly biosurgery product sales were a record at $8.4 million in the second quarter 2008, 162% growth from the second quarter of 2007. The increase was driven by higher unit sales and unit price of our fibrin sealant, Evicel, in the U.S. Biosurgery product sales in the first half of 2008 were $14.4 million. An increase in unit price of our intravenous immune globulin, Omrigam, and $2.7 million of byproduct sales, led to a 32% increase in immunotherapy product and byproduct sales in the first half of 2008 to $18.9 million. Total revenues increased by 46%, or $11.6 million, in the same period.

Favorably impacted by increased unit prices and sales volumes as well as by byproduct sales, gross profit on product sales improved from 37% in the six months ended June 30, 2007 to 42% in the six months ended June 30, 2008, excluding the recognition of $0.7 million deferred VIG, or Vaccinia Immunoglobulin, revenues.
Operating expenses were negatively impacted by non-recurring expenses of $0.3 million in the first quarter related to the severance paid to our former Chief Financial Officer and $0.5 million in the second quarter related to the relocation of our U.S. office within New York.
Despite higher operating expenses, operating income increased by 64% from $1.8 million to $3.0 million in the first half of 2008. Net income, negatively impacted by a provision for income taxes in 2008 of $0.5 million, lower interest income, and lower other income, grew 4% from $4.9 million to $5.1 million in the same period.
Even with an increase of $6.1 million in fixed assets, mostly related to the new plant in Jerusalem, cash, cash equivalents and short-term investments increased by $2.2 million compared to December 31, 2007 and cash flow from operating activities improved by $10 million from June 2007.
RESULTS OF OPERATIONS
Revenues

	Three Months Ended June 30			Six Months Ended June 30
	(U.S. dollars in millions; unaudited)			(U.S. dollars in millions; unaudited)
	2008	2007	Variance	2008	2007	Variance
Revenues
Product sales	$18.2	$9.1	$9.1	$33.3	$20.3	$13.0
Development revenues and grants	1.0	2.1	(1.1)	3.6	5.0	(1.4)

Total revenues	$19.2	$11.2	$8.0	$36.9	$25.3	$11.6

Three Months:
Total revenues increased by $8.0 million, or 71%, in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Product sales doubled in the three months ended June 30, 2008. Period-over-period development revenues and grants decreased 52% in 2008.
Year-to-Date:
Total revenues increased by $11.6 million, or 46%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Product sales increased by $13.0 million, or 64%, in the six months ended June 30, 2008. Period-over-period development revenues and grants decreased by 28%.
Revenues for each of our product lines for the three months and the six months ended June 30, 2008 and 2007 are presented below.

	Three Months Ended June 30			Six Months Ended June 30
	(U.S. dollars in millions; unaudited)			(U.S. dollars in millions; unaudited)
	2008	2007	Variance	2008	2007	Variance
Biosurgical products:
Product sales	$8.4	$3.3	$5.1	$14.4	$6.0	$8.4
Development revenues	0.9	1.8	(0.9)	3.4	4.4	(1.0)

Total	9.3	5.1	4.2	17.8	10.4	7.4

Passive immunotherapy products and byproducts:
Product sales	7.9	5.8	2.1	16.2	14.3	1.9
Byproduct sales	1.9	0.0	1.9	2.7	0.0	2.7
Grants	0.1	0.3	(0.2)	0.2	0.6	(0.4)

Total	9.9	6.1	3.8	19.1	14.9	4.2

Total revenues	$19.2	$11.2	$8.0	$36.9	$25.3	$11.6

Biosurgical products
Three Months:
The second quarter of 2008 was Omrix’s best sales quarter to date with biosurgical product sales increasing by $5.1 million, or 155%, in the three months ended June 30, 2008 to $8.4 million. The increase is principally attributable to sales of our Thrombin stand-alone product, Evithrom, and increased unit sales and unit price of Evicel in the U.S. Biosurgical development revenues decreased by $0.9 million, or 47%, in the same period.
Year-to-Date:
Higher sales volume of Evicel in the U.S. led to an increase in biosurgical product sales of 140% to $14.4 million in the six months ended June 30, 2008. Biosurgical development revenues decreased by $1.0 million, or 23%, in the same period.
Passive immunotherapy products and byproducts
Three Months:
Passive immunotherapy product and byproduct sales increased by $4.0 million, or 69%, in the three months ended June 30, 2008, reflecting an increase in the unit price of Omrigam, and $1.4 million of byproduct sales pursuant to a three-year agreement with a third party in January 2008. Under the agreement, Omrix will provide the third party with an immunotherapy byproduct that had been previously discarded. Also included is a $0.5 million one-time sale of another byproduct to the same party.
Year-to-Date:
Passive immunotherapy product and byproduct sales increased by $4.6 million, or 32%, in the six months ended June 30, 2008. These sales include $0.7 million of previously deferred VIG revenue and $2.7 million of byproduct sales. Grants recognized in 2008 and 2007 are related to $4.0 million of development funding received from the NIH.
Cost of revenues and gross profit

	Three Months Ended June 30			Six Months Ended June 30
	(U.S. dollars in millions; unaudited)			(U.S. dollars in millions; unaudited)
	2008	2007	Variance	2008	2007	Variance
Cost of revenues
Product sales	$10.3	$5.7	$4.6	$18.9	$12.8	$6.1
Development revenues and Grants	0.9	1.3	(0.4)	$2.4	2.9	$(0.5)

Total costs of revenues	$11.2	$7.0	$4.2	$21.3	$15.7	$5.6

Gross profit	$8.0	$4.2	$3.8	$15.6	$9.6	$6.0
Gross profit as a percentage of revenues	42%	38%		42%	38%
Three Months:
Gross profit increased by $3.8 million, or 90%, in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Gross profit on product sales increased by $4.4 million, or 130%, in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Gross profit on product sales improved from 37% in the three months ended June 30, 2007 to 43% in the three months ended June 30, 2008. Gross profit was favorably impacted by increased sales volume.
Cost of development revenues and grants includes cost of products, research, development, clinical and regulatory trial expenses incurred in connection with projects under research and development. In the three months ended June 30, 2008, gross profit as a percentage of development revenues and grants was unfavorably impacted by the mix between services and products and decreased from 39% to 14%.
Year-to-Date:
Gross profit increased by $6.0 million, or 63%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.
Gross profit on product sales increased by $6.9 million, or 92%, in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Excluding the recognition of deferred VIG revenues, gross profit on product sales improved from 37% in the six months ended June 30, 2007 to 42% in the six months ended June 30, 2008. Gross profit was favorably impacted by increased sales volumes and increased unit prices.
In the six months ended June 30, 2008, gross profit as a percentage of development revenues and grants of 35% compared to 41% in the six months ended June 30, 2007 was unfavorably impacted by the second quarter 2008 mix between services and products.
Research and Development, Clinical and Regulatory Expenses
These expenses include costs associated with the development of products not developed in collaboration with third parties, in particular Adhexil, our abdominal adhesion prevention product candidate.
Three Months:
An increase in salaries and related expenses of $0.2 led to an increase in research and development, including clinical and regulatory, expenses of 12% to $1.6 million in the three months ended June 30, 2008 from $1.4 million in the three months ended June 30, 2007.
Year-to-Date:
Research and development, including clinical and regulatory, expenses increased by 62% to $3.5 million in the six months ended June 30, 2008 from $2.2 million in the six months ended June 30, 2007. An increase in research and development, clinical and regulatory employees from 43 in June 2007 to 51 in June 2008 resulted in an increase of $0.3 million in salary and related expenses. Costs for new projects increased by $0.8 million. We expect research and development expenses to continue to grow at higher than historical levels as we increase the development of non-partnered products, balancing delivering short-term results with investments and long-term growth.
Selling, Marketing, General and Administrative Expenses
Three Months:
Selling, marketing, general and administrative expenses increased by 35% to $4.2 million in the three months ended June 30, 2008 as compared to $3.1 million in the three months ended June 30, 2007. The second quarter 2008 includes a non-recurring $0.5 million expense related to the relocation of our U.S. office to lower cost facilities in the third quarter. Salaries and related expenses increased by $0.3 million due to an increase in our number of employees and higher equity based compensation expenses. The rent expense increase of $0.3 million is related to the New York office and the Jerusalem plant. An increase of $0.2 million in legal and tax consulting fees was partially offset by a $0.1million decrease in recruiting fees.
Year-to-Date:

Selling, marketing, general and administrative expenses increased by 62% to $9.1 million in the six months ended June 30, 2008 as compared to $5.6 million in the six months ended June 30, 2007. The increase is due to an increase of $1.2 million in salary expenses related to an increase in our number of employees and higher equity based compensation expenses, $0.8 million in rent expenses, and $0.6 million in consulting, legal and patent fees, as well as $0.8 million of non-recurring expenses, which consist of $0.3 million of severance paid to our former Chief Financial Officer and $0.5 million related to the relocation of our U.S. office. As a result of the measures taken in the second quarter 2008, a reduction in selling, marketing, general and administrative expenses is anticipated in 2009.
Financial Income, Net
Financial income, net includes interest income, banking charges and income and expenses generated by exchange rate fluctuations.
Three Months:
In the three months ended June 30, 2008, financial income includes interest income of $0.6 million and foreign exchange gains of $0.3 million compared to interest income of $1.0 million and exchange losses of $0.1 million, respectively, for the three months ended June 30, 2007.
Year-to-Date:
In the six months ended June 30, 2008, financial income includes interest income of $1.4 million and foreign exchange gains of $0.9 million compared to interest income of $2.1 million for the six months ended June 30, 2007.
Other income
Other income in 2008 represents a gain on the sale of excess plasma. Other income in 2007 represents the gain from the termination of an agreement with a distributor.
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
In calculating the provision for income taxes, the Company used an estimate of the annual effective tax rate based upon known facts and circumstances for the period.
LIQUIDITY AND CAPITAL RESOURCES
Working capital
(U.S. dollars in millions; Unaudited)

	June 30,	December 31,
	2008	2007	Variance
	(U.S. dollars in millions; Unaudited)
Working capital	$111.8	$110.4	$1.4
Cash, cash equivalents and short-term investments	83.1	80.9	2.2
Trade receivables	22.4	23.0	(0.6)
Inventory	21.7	20.5	1.2
Trade accounts payable	9.2	7.5	1.7
The increase in working capital is primarily due to an increase in cash, cash equivalents and short-term investments. Even with an increase of $5.9 million in the six months ended June 30, 2008 in property, plant and equipment mostly related to the new plant in Jerusalem, cash, cash equivalents and short-term investments increased by $2.2 million compared to December 31, 2007.

Cash flows

	Six months ended June 30,
	2008	2007
	(U.S. dollars in millions; Unaudited)
Cash provided by (used in) operating activities	$6.3	$(3.2)
Cash provided by (used in) investing activities	7.3	(35.8)
Cash provided by financing activities	0.9	6.5

Capital expenditures	6.6	3.1
A higher increase in accounts payable and accruals and a lower increase in inventory and prepaid expenses and other current assets as well as a decrease in receivables resulted in positive cash flow provided operating activities of $6.3 million in the six months ended June 30, 2008 as compared to negative cash flow of $3.2 million in the same period in 2007.
Capital expenditures relate primarily to the new plant in Jerusalem.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2008, we did not have any off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from changes in interest rates associated with our cash and cash equivalents and short- and long-term investments.
We use different financial facilities and deposits for our cash and cash equivalents and short- and long-term investments. As of June 30, 2008, our cash and cash equivalents and short- and long-term deposits consisted of the following:

	Amount at	Interest Rate at
	June 30,	June 30,
Term and Currency	2008	2008
	(amounts in
	thousands)

Cash and cash equivalents U.S. $ deposits	$35,858	2.05%
Cash and cash equivalents Euro deposit	$2,639	2.79%
Cash and cash equivalents NIS deposits	$1,975	2.76%
Cash and cash equivalents GBP deposits	$8	0.00%
Short-term U.S. $ deposits	$17,037	4.72%
Short-term U.S. $ deposits — Corporate bonds	$24,596	2.75%
Short-term U.S. $ deposits — Auction rate securities	$1,000	4.17%
Long-term U.S. $ deposits	$1,218	4.26%
Long-term NIS deposits	$179	4.10%
Long-term Euro deposits	$86	1.55%
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

OMRIX BIOPHARMACEUTICALS, INC
Dated: August 11 , 2008	By:	/s/ Robert Taub
Robert Taub
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 11 , 2008	By:	/s/ Ilanit Taman
Ilanit Taman
Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.