Form 10-Q
period 2008-09-30
Omrix Biopharmaceuticals, Inc.
filed 2008-11-06
CIK 1349426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 000-51905
OMRIX BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2147005
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

1120 Ave. of the Americas	10036
New York, NY	(Zip Code)
(Address of principal executive offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Number of shares outstanding of the registrant’s Common Stock as of November 3, 2008: 17,130,332 shares.

OMRIX BIOPHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share and share data; Unaudited)

		September 30,	December 31,
	Note	2008	2007
ASSETS
Cash and cash equivalents		$47,347	$25,885
Short-term investments	2	33,217	55,020
Trade receivables, net of allowance for doubtful accounts of $18 and $38, respectively		26,517	23,052
Prepaid expenses and other current assets		1,138	1,624
Inventory	3	19,560	20,498

Current assets		127,779	126,079

Property, plant and equipment, net	4	24,806	14,905
Long-term investments		1,116	1,211
Long-term receivables		480	1,563
Other assets, net		1,157	1,526

Total assets		$155,338	$145,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accruals:
Trade		$8,214	$7,466
Other		8,501	8,229

Current liabilities		16,715	15,695

Deferred revenues		8,245	9,789
Other long-term liabilities		1,218	1,187

Long-term liabilities		9,463	10,976

Common stock of $0.01 par value —	6
Shares authorized: September 30, 2008 - 43,636,364; December 31, 2007 - 43,636,364 Shares issued: September 30, 2008 - 17,128,282; December 31, 2007 - 17,000,472 Shares outstanding: September 30, 2008 - 17,121,157; December 31, 2007 - 16,993,347		171	170
Preferred stock of $0.01 par value—
Shares authorized: September 30, 2008 - 7,272,727; December 31, 2007 - 7,272,727 Shares issued and outstanding: September 30, 2008 and December 31, 2007 -None		—	—
Additional paid-in capital		180,433	177,955
Treasury stock, at cost (September 30, 2008 - 7,125 ; December 31, 2007 - 7,125 shares)		(44)	(44)
Accumulated other comprehensive loss		(3,007)	(2,394)
Accumulated deficit		(48,393)	(57,074)

Stockholders ‘ equity		129,160	118,613

Total liabilities and stockholders’ equity		$155,338	$145,284

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
( in thousands, except per share data; Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales	$19,564	$14,003	$52,862	$34,361
Development services and grants	1,687	1,824	5,293	6,793

Total revenues	21,251	15,827	58,155	41,154

Cost of revenues:
Product sales	11,027	8,221	29,957	20,982
Development services and grants	1,159	1,353	3,501	4,307

Total cost of revenues	12,186	9,574	33,458	25,289

Gross profit	9,065	6,253	24,697	15,865

Research and development, clinical and regulatory expenses	1,582	916	5,128	3,098
Selling, marketing, general and administrative expenses	3,958	3,021	13,021	8,608

Operating income	3,525	2,316	6,548	4,159

Financial income, net	323	1,398	2,671	3,570
Other income	—	—	211	904

Income before income taxes	3,848	3,714	9,430	8,633
Provision for income taxes	250	0	750	0

Net income	$3,598	$3,714	$8,680	$8,633

Net income per share —
Basic net income per share of common stock	$0.21	$0.22	$0.51	$0.51

Diluted net income per share of common stock	$0.21	$0.21	$0.50	$0.50

Weighted average number of shares of common stock outstanding during the period used to compute basic net income per share	17,124,630	16,917,390	17,118,195	16,853,915

Weighted average number of shares of common stock outstanding during the period used to compute diluted net income per share	17,321,273	17,301,538	17,303,262	17,307,443

The accompanying notes are an integral part of the financial statements.

OMRIX BIOPHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data; Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,680	$8,633
Adjustments required to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	844	852
Amortization of intangible assets	369
Increase in accrued severance pay, net	110	81
Accrued interest and exchange differences, net	680	(822)
Non cash stock-based payment	1,576	1,301
Non cash other income	—	(904)
Inventory write-offs	186	62
Unrealized foreign exchange differences, net	—	(117)
Increase in trade receivables, net	(3,485)	(5,459)
Decrease in prepaid expenses and other current assets	488	368
Decrease (increase) in inventory	752	(3,437)
Increase (decrease) in accounts payable and accruals:
Trade	22	322
Other	567	(101)
Deferred revenues	(1,946)	(154)

Net cash provided by operating activities	8,843	625

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,028)	(4,862)
Investment in available for sale securities	(47,168)	—
Redemption of available for sale securities	24,440	—
Investment in short-term deposits	—	(73,522)
Redemption of short-term deposits	44,334	40,552
Investment in long-term investments	—	(26)
Redemption of long-term deposits and available for sale security	220	2,198

Net cash provided by (used in) investing activities	11,798	(35,660)

Cash flows from financing activities:
Costs relating to Initial Public Offering and Follow-on Offering	—	(787)
Repayment of long-term loans	—	(589)
Proceeds from exercise of options	903	715
Proceeds from follow-on offering	—	7,124

Net cash provided by financing activities	903	6,463

Translation differences from cash balances of subsidiary	(82)	203

Increase (decrease) in cash and cash equivalents	21,462	(28,369)
Balance of cash and cash equivalents at beginning of period	25,885	45,892

Balance of cash and cash equivalents at end of period	$47,347	$17,523

(1) Supplemental disclosure of cash flow information:
Cash paid during the period for interest	—	$4

(2) Non-cash investing and financing activities:
Non-cash investments in property, plant and equipment	$720	$374

Change in unrealized loss on available-for-sale securities	$538	$11

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.
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
2. Short-term Investments

	Average
	interest rate at
	September 30,	September 30,	December 31,
	2008	2008	2007
	(unaudited)
Short-term deposits		—	$45,525
Corporate bonds	2.99%	32,217	3,845
Auction rate securities	6.22%	1,000	5,650

		$33,217	$55,020

The Company determines the appropriate accounting and classification of its investments in auction-rate securities and corporate marketable debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.
When the maturity dates of auction rate securities are beyond one year from the date of purchase, investments are classified as short-term investments as the interest rate of auction rate securities resets monthly through an auction process and the securities may be redeemed at face value at any interest resetting date. At December 31, 2007 and at September 30, 2008, the fair market value of auction rate securities was the same as the original cost. In the period, the Company did not incur any losses related to the redemption of auction rate securities.
Corporate bonds that are designated as securities available for sale are included in short-term and long-term investments based on their maturity dates. The Company has determined that none of the corporate bonds it holds should be considered other-than-temporarily impaired as defined in statement of financial accounting standard (SFAS) No. 115, Accounting for certain investments in debt and equity securities.
3. Inventory
Inventory is stated at the lower of cost or market. Inventory consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$10,651	$13,455
Work in progress	1,084	2,227
Finished products	7,825	4,816

	$19,560	$20,498

For the three and nine-month periods ended September 30, 2008 and the year ended December 31, 2007, the Company wrote down inventory of $51, $186 and $92, respectively, to cost of revenues to reflect products or devices with short-term expiration dates or products with a market price lower than cost.
4. Property, Plant and Equipment, net

	September 30,	December 31,
	2008	2007
	(unaudited)
Cost:
Machinery and equipment	$9,779	$9,082
Office furniture and equipment	800	829
Computers and software	1,208	963
Vehicles	116	102
Leasehold improvements	972	652
Construction-in-progress	19,087	9,632

	31,962	21,260
Accumulated depreciation	7,156	6,355

	$24,806	$14,905

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
The Company leases approximately 8,945 squared feet of office space in New York City for $792 per year. The lease expires on May 12, 2017. As of September 1, 2008, the Company has sublet such space.

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
In August, 2006, the Company entered into a construction agreement with an Israeli engineering company to design and construct, on a turn-key basis, a plant in Jerusalem for the manufacture of biosurgical products. The construction agreement was amended in March and September 2008. Under the terms of the agreement, as amended, the engineering company will complete the design and construction of the plant for a total consideration of $37.5 million, subject to potential increases as described in the agreement. The remaining obligation as of September 30, 2008 is approximately $19.6 million.
6. Share Capital
In January 2007, the underwriters of the Company’s December 2006 follow-on offering exercised their over-allotment option, resulting in the issuance of an additional 235,109 shares of Common Stock, $0.01 par value, and net proceeds to the Company of $7,124. In the nine-month period ended September 30, 2008, a total of 121,911 options were exercised into common stock for an aggregate consideration of $0.9 million.
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
During the nine months ended September 30, 2008, the Company granted its employees 289,013 options of which 180,000 were granted to executive officers and directors. During this period, the Company recorded $1,264 of compensation costs related to employee stock options. As of September 30, 2008, there was an unrecognized compensation cost of $4,468 related to stock options that is expected to be recognized in future periods through September 4, 2012. The activity related to stock options in the nine months ended September 30, 2008 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Term (Years)
Outstanding at December 31, 2007	753,792	$21.27
Granted	289,013	$23.05
Exercised	(121,911)	$7.02
Forfeited	(111,839)	$33.30

Outstanding at September 30, 2008	809,055	$22.39	7.66

Vested and expected to vest	651,418	$21.59	7.42

Exercisable at September 30, 2008	225,215	$13.76	5.07

The weighted average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $9.03 and $19.42, respectively.

The fair value of each option award is estimated on the grant date using the binomial method of stock-based valuation that uses the assumptions noted in the following table:

Nine months ended
September 30, 2008
Expected volatility	57.43% — 66.39%
Risk-free interest rate	1.62% — 5.16%
Dividend yield	0%
Early exercise multiple	2.52 — 2.84
Annual forfeiture rate	27%
Stock-based payments to employees
During the nine months ended September 30, 2008, the Company recorded $312 of compensation costs related to shares of restricted stock. As of September 30, 2008, assuming the Company’s expected forfeiture rate, there was an unrecognized compensation cost of $1,015 related to shares of restricted stock that is expected to be recognized in future periods. The cost is expected to be recognized over a weighted average period of 2.26 years.
Restricted stock activity for the nine months ended September 30, 2008 is summarized as follows:

Number of
Shares
Outstanding at December 31, 2007	65,773
Granted	20,500
Forfeited	(9,493)
Cancelled	—

Outstanding at September 30, 2008	76,780

Expected to vest	35,629

8. Comprehensive Income
The following table reconciles net income to comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$3,598	$3,714	$8,680	$8,633
Foreign currency translation adjustments, net	(265)	26	(78)	98
Unrealized gain (loss) on available-for-sale securities	(514)	17	(534)	(11)

Comprehensive income	$2,819	$3,757	$8,068	$8,720

The unfavorable foreign currency translation adjustments for the three months ended September 30, 2008 were primarily due to the strengthening of the U.S. dollar against the Euro.
The Company has determined that none of the corporate bonds it holds should be considered other-than-temporarily impaired as defined in statement of financial accounting standard (SFAS) No. 115, Accounting for certain investments in debt and equity securities.
9. Net Income per Share
The following table sets forth the computation of the basic and diluted net income per share:
a. Numerator:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income available to common stockholders for basic and diluted net earnings per share	$3,598	$3,714	$8,680	$8,633

b. Denominator:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
			Number of shares
Weighted average number of shares of common stock for basic net earnings per share of common stock	17,124,630	16,917,390	17,118,195	16,853,915
Options, restricted shares and warrants to employees and non-employee service providers	196,643	384,148	185,067	453,528

Denominator for diluted net earnings per share of common stock	17,321,273	17,301,538	17,303,262	17,307,443

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
Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input	Input Definition
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability such as quoted prices, interest rates and yield curves.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

	September 30,
Description	2008	Level I	Level II	Level III
Cash and cash equivalents	$47,347	$47,347	—	—
Short-term investments	$33,217	$32,217	$1,000	—
Long-term investments	$1,116	$1,116	—	—
12. New and Recently Adopted Accounting Pronouncements
a)	In December 2007, the Financial Accounting Standard Board (FASB) ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company does not expect EITF Issue No. 07-1 to have a material impact on its consolidated results of operations or financial condition.
b)	In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) No. 110, which, effective January 1, 2008, amends and replaces Question 6 of Section D.2 of SAB Topic 14, Share-Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in SAB No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. As the Company has been public for two years and thus does not have reliable historical trends, it used the simplified method for options granted until March 31, 2008.
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
The following information should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. References in the following discussion and analysis to “Three Months” refer to the three months ended September 30, 2008 compared to the three months ended September 30, 2007 while references to “Year-to-Date” refer to the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The results of operations for the three-month period ended September 30, 2008 and nine-month period ended September 30, 2008 are not necessarily indicative of results for the Company’s 2008 fiscal year because of seasonal and other factors.

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
EXECUTIVE OVERVIEW
Quarterly biosurgery product sales were a record $9.5 million in the third quarter ended September 30, 2008, a 40% increase from the third quarter ended September 30, 2007. The increase was driven by higher unit sales of our fibrin sealant product, Evicel, and our thrombin stand-alone product, Evithrom, in the U.S. Biosurgery product sales in the nine months ended September 30, 2008 increased 87% to $23.9 million from the same period in 2007.
$4.4 million of byproduct sales and an increase in unit sales of our intravenous immune globulin, Omrigam, led to a 34% increase in immunotherapy product and byproduct sales in the nine months ended September 30, 2008 to $28.9 million from the same period in 2007. Total revenues increased by 41% in the same period to $58.1 million.
Favorably impacted by increased unit prices and sales volumes as well as byproduct sales, gross profit on product sales improved from 39% in the nine months ended September 30, 2007 to 42% in the nine months ended September 30, 2008, excluding the recognition of $0.7 million of deferred VIG, or Vaccinia Immunoglobulin, revenues.
Margin improvements and a 41% increase in revenues led to a 57% increase in operating income from $4.2 million in the nine months ended September 30, 2007 to $6.5 million in the nine months ended September 30, 2008. Net income was $8.6 million as of September 30, 2008. Cash flows from operating activities in the nine months ended September 30, 2008 increased by $7.1 million from September 30, 2007.
RESULTS OF OPERATIONS
Revenues

	Three Months Ended September 30			Nine Months Ended September 30
	(U.S. dollars in millions; unaudited)			(U.S. dollars in millions; unaudited)
	2008	2007	Variance	2008	2007	Variance
Revenues
Product sales	$19.6	$14.0	$5.6	$52.8	$34.4	$18.4
Development revenues and grants	1.7	1.8	(0.1)	5.3	6.8	(1.5)

Total revenues	$21.3	$15.8	$5.5	$58.1	$41.2	$16.9

Three Months:

Total revenues increased by $5.5 million, or 35%, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Product sales increased by $5.6 million, or 40%, while development revenues and grants slightly decreased by $0.1 million in the three months ended September 30, 2008.
Year-to-Date:
Total revenues increased by $16.9 million, or 41%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Product sales increased by $18.4 million, or 53%, in the nine months ended September 30, 2008. Period-over-period development revenues and grants decreased by 22%, consistent with our strategy to move towards non-partnered products for which Omrix currently retains full rights.
Revenues for each of our product lines for the three months and the nine months ended September 30, 2008 and 2007 are presented below.

	Three Months Ended September 30			Nine Months Ended September 30
	(U.S. dollars in millions; unaudited)			(U.S. dollars in millions; unaudited)
	2008	2007	Variance	2008	2007	Variance
Biosurgical products:
Product sales	$9.5	$6.8	$2.7	$23.9	$12.8	$11.1
Development revenues	1.6	1.7	(0.1)	5.0	6.1	(1.1)

Total	11.1	8.5	2.6	28.9	18.9	10.0

Passive immunotherapy products and byproducts:
Product sales	8.4	7.2	1.2	24.5	21.6	2.9
Byproduct sales	1.7	0.0	1.7	4.4	0.0	4.4
Grants	0.1	0.1	—	0.3	0.7	(0.4)

Total	10.2	7.3	2.9	29.2	22.3	6.9

Total revenues	$21.3	$15.8	$5.5	$58.1	$41.2	$16.9

Biosurgical products
Three Months:
The third quarter of 2008 was Omrix’s best sales quarter to date with biosurgical product sales increasing by $2.7 million, or 40%, in the three months ended September 30, 2008 to $9.5 million. The increase is principally attributable to sales of our thrombin stand-alone product, Evithrom, and increased unit sales of Evicel in the U.S. Biosurgical development revenues decreased by $0.1 million, or 6%, in the same period.
Year-to-Date:
Higher sales volume of Evicel and Evithrom led to an increase in biosurgical product sales of 87% to $23.9 million in the nine months ended September 30, 2008. Biosurgical development revenues decreased by $1.1 million, or 18%, in the same period.

Passive immunotherapy products and byproducts
Three Months:
Passive immunotherapy product and byproduct sales increased by $2.9 million, or 40%, from the three months ended September 30, 2008, reflecting an increase in unit sales and unit price of Omrigam and $1.7 million of byproduct sales pursuant to a three-year supply agreement signed in January 2008.
Year-to-Date:
Passive immunotherapy product and byproduct sales increased by $7.3 million, or 34%, from the nine months ended September 30, 2008 as compared to the three months ended September 30, 2007. These sales include $0.7 million of previously deferred VIG revenue and $4.4 million of byproduct sales. Grants recognized in 2008 and 2007 are related to $4.0 million of development funding received from the NIH.
Gross profit

	Three Months Ended September 30			Nine Months Ended September 30
	(U.S. dollars in millions; unaudited)			(U.S. dollars in millions; unaudited)
	2008	2007	Variance	2008	2007	Variance
Gross profit
Product sales	$8.5	$5.8	$2.7	$22.9	$13.4	$9.5
Development revenues and Grants	0.5	0.5	—	$1.8	2.5	$(0.7)

Total gross profit	$9.0	$6.3	$2.7	$24.7	$15.9	$8.8

Gross profit as a percentage of revenues	43%	40%		42%	39%
Three Months:
An increase in gross profit on product sales led to an increase in total gross profit of $2.7 million, or 42.9%, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.
An improvement in gross profit on product sales from 41% in the three months ended September 30, 2007 to 44% in the three months ended September 30, 2008 led to an increase of $2.7 million, or 47%, as compared to the three months ended September 30, 2007. Gross profit was favorably impacted by increased sales volumes and unfavorably impacted by raw material price increases and the decline in value of the U.S. dollar against the New Israeli Shekel.
Cost of development revenues and grants includes cost of products, research, development, clinical and regulatory trial expenses incurred in connection with projects under research and development. In the three months ended September 30, 2008, gross profit as a percentage of development revenues and grants was favorably impacted by the mix between services and products and increased from 26% in the same period of 2007 to 31%.
Year-to-Date:
Gross profit increased by $8.8 million, or 55.3%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.
Gross profit on product sales increased by $9.5 million, or 71%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Excluding the recognition of deferred VIG revenues, gross profit on product sales improved from 39% in the nine months ended September 30, 2007 to 43% in the nine months ended September 30, 2008. Gross profit was favorably impacted by increased sales volumes and filtrate sales, and unfavorably impacted by raw material price increases and the decline in value of the U.S. dollar against the New Israeli Shekel.
In the nine months ended September 30, 2008, gross profit as a percentage of development revenues and grants was 34% compared to 37% in the nine months ended September 30, 2007 and was unfavorably impacted by the mix between services and products.
Research and Development, Clinical and Regulatory Expenses
These expenses include costs associated with the development of products not developed in collaboration with third parties, in particular Adhexil, our abdominal adhesion prevention product candidate.

Three Months:
The increase in research and development, including clinical and regulatory, expenses of 73% to $1.6 million in the three months ended September 30, 2008 from $0.9 million in the three months ended September 30, 2007 is directly related to development costs of non-partnered products.
Year-to-Date:
Driven by costs of non-partnered products development, pharmacovigilance, and stability studies, research and development, including clinical and regulatory, expenses increased by 66% to $5.1 million in the nine months ended September 30, 2008 from $3.1 million in the nine months ended September 30, 2007. Additional employees led to an increase of $0.4 million in salary and related expenses. We expect research and development expenses to continue to grow as we expand the development of non-partnered products, balancing delivering short-term results with investments and long-term growth.
Selling, Marketing, General and Administrative Expenses
Three Months:
Selling, marketing, general and administrative expenses increased by 31% to $4 million in the three months ended September 30, 2008 as compared to $3.0 million in the three months ended September 30, 2007. The increase was primarily related to a $0.6 million increase in salaries and related expenses and costs for the Jerusalem plant of $0.4 million and the reversal of a $0.3 million accrual taken in December 2007 as a result of the signing of a sub-lease agreement for the German office, which was closed at the beginning of 2008.
Year-to-Date:
Selling, marketing, general and administrative expenses increased by 51% to $13.0 million in the nine months ended September 30, 2008 as compared to $8.6 million in the nine months ended September 30, 2007. The increase is mostly due to an increase of $1.9 million in salary expenses related to an increase in our number of employees, $0.9 million in rent expenses, and $0.5 million of costs for the Jerusalem plant as well as $0.5 million of non-recurring expenses, which consist of $0.3 million of severance paid to our former Chief Financial Officer and $0.2 million related to the U.S. and German offices.
Financial Income, Net
Financial income, net includes interest income, banking charges and income and expenses generated by exchange rate fluctuations.
Three Months:
In the three months ended September 30, 2008, financial income includes interest income of $0.5 million and foreign exchange losses of $0.2 million compared to interest income of $1.0 million and exchange gains of $0.4 million, respectively, for the three months ended September 30, 2007.
Year-to-Date:
In the nine months ended September 30, 2008, financial income includes interest income of $1.9 million and foreign exchange gains of $0.8 million compared to interest income of $3.2 million and exchange gains of $0.4 million, respectively, for the nine months ended September 30, 2007. The lower financial income mainly reflects lower interest rates on our cash and investments.
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
LIQUIDITY AND CAPITAL RESOURCES
Working capital

	September 30,	December 31,
	2008	2007	Variance
	(U.S. dollars in millions; Unaudited)
Working capital	$111.0	$110.4	$0.6
Cash, cash equivalents and short-term investments	80.6	80.9	(0.3)
Trade receivables	26.5	23.0	3.5
Inventory	19.6	20.5	(0.9)
Trade accounts payable	8.2	7.5	0.7
The increase in working capital is primarily due to an increase in trade receivables.
Cash flows

	Nine months ended September 30,
	2008	2007
	(U.S. dollars in millions; Unaudited)
Cash provided by operating activities	$8.8	$0.6
Cash provided by (used in) investing activities	11.8	(35.7)
Cash provided by financing activities	0.9	6.5
Capital expenditures	10.7	5.2
A decrease in inventory and a lower increase in trade receivable resulted in cash flow provided by operating activities of $8.8 million in the nine months ended September 30, 2008 as compared to $0.6 million in the same period in 2007.
Capital expenditures relate primarily to the new plant in Jerusalem.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2008, we did not have any off-balance sheet financing arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk from changes in interest rates associated with our cash and cash equivalents and short- and long-term investments.
We use different financial facilities and deposits for our cash and cash equivalents and short- and long-term investments. As of September 30, 2008, our cash and cash equivalents and short- and long-term deposits consisted of the following:

	Amount at	Interest Rate at
	September 30,	September 30,
Term and Currency	2008	2008
	(amounts in
	thousands)
Cash and cash equivalents U.S. $ deposits	$44,262	1.41%
Cash and cash equivalents Euro deposit	$2,885	4.35%
Cash and cash equivalents NIS deposits	$194	3.06%
Cash and cash equivalents GBP deposits	$6	0.00%
Short-term U.S. $ deposits — Corporate bonds	$32,217	2.99%
Short-term U.S. $ deposits — Auction rate securities	$1,000	6.22%
Long-term U.S. $ deposits	$1,218	2.52%
Long-term Euro deposits	$80	1.55%
Overnight deposits and money market funds are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.
Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings and prohibits the trading of financial instruments for speculative purposes. Investments are made to preserve principal and maintain liquidity while obtaining a fair, competitive rate of return. The primary objectives are liquidity and safety of principal.
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
We are using the proceeds (i) to partially finance the construction of our second manufacturing facility, (ii) to fund our plan to expand our biosurgical product line and to penetrate new markets for biosurgical products and (iii) for working capital and other general corporate purposes. We invested the remaining net offering proceeds in short-term, investment-grade, interest-bearing instruments. We regularly assess the specific uses and allocations of the offering proceeds.
ITEM 6. EXHIBITS

Exhibit 10.1	Amended and Restated Employment Agreement with Asaf Alperovitz dated November 6, 2008

Exhibit 10.2	Amended and Restated Employment Agreement with V. Marc Droppert dated October 20, 2008

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMRIX BIOPHARMACEUTICALS, INC
Dated: November 6 , 2008	By:	/s/ Robert Taub
Robert Taub
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 6 , 2008	By:	/s/ Asaf Alperovitz
Asaf Alperovitz
Chief financial officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Amended and Restated Employment Agreement with Asaf Alperovitz dated November 6, 2008

Exhibit 10.2	Amended and Restated Employment Agreement with V. Marc Droppert dated October 20, 2008

Exhibit 31.1:	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32:	Certification of the CEO and Financial and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.